Form 10-K
period 2025-12-31
LB PHARMACEUTICALS INC
filed 2026-03-26
CIK 1691082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42831

LB Pharmaceuticals Inc

(Exact name of Registrant as specified in its Charter)

Delaware	81-1854347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Pennsylvania Plaza, Suite 1025 New York, NY	10119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 605-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	LBRX	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Common Stock began trading on the Nasdaq Global Market on September 11, 2025.

The number of shares of Registrant’s Common Stock outstanding as of March 23, 2026 was 28,674,827.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2026 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2025.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. Investors should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from those implied or projected by forward-looking statements include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. Investors should read this Annual Report on Form 10-K, the documents that we reference in this Annual Report on Form 10-K and the other documents that we file with the Securities and Exchange Commission, or SEC, with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. Investors should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

SPECIAL NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K, the “Company,” “we,” “us” and “our” refer to LB Pharmaceuticals Inc.

SPECIAL NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1. Business.

Overview

We are a late-stage biopharmaceutical company developing novel therapies for the treatment of a wide range of neuropsychiatric disorders including schizophrenia, bipolar depression, adjunctive treatment of major depressive disorder and other diseases. We are building a pipeline that leverages the broad therapeutic potential of our lead product candidate, LB-102, which we believe has the potential to be the first benzamide antipsychotic drug approved for neuropsychiatric disorders in the United States. LB-102 is currently in late-stage clinical development for schizophrenia and bipolar depression. We are also planning to conduct a Phase 2 clinical trial evaluating LB-102 as an adjunctive treatment in major depressive disorder, or MDD. LB-102 is a new chemical entity and a methylated derivative of amisulpride, a second-generation antipsychotic drug approved in over 50 countries, not including the United States, because the development and regulatory requirements of the U.S. Food and Drug Administration, or FDA, for amisulpride were incompatible with patent coverage on the drug. Amisulpride is a generic drug that has been extensively used in clinical practice following its initial approval in France in the 1980s, generating at least two million monthly prescriptions in 2023 in a subset of 16 continental European countries. Among these European prescriptions for amisulpride, our data suggest that approximately 60% are for schizophrenia and schizoaffective disorders, approximately 20% are for mood disorders, approximately 14% are for anxiety, and the remainder are for a variety of other indications.

We designed LB-102 to address the limitations of amisulpride with the aim to create a product candidate with the potential for a differentiated therapeutic profile and strong intellectual property protection. We believe LB-102’s mechanism of action, data from our recently completed Phase 2 trial (NOVA-1) of LB-102 in acute schizophrenia, and the heritage of clinical experience with amisulpride support the continued development of LB-102 in both psychosis and mood disorders. In the future, additional expansion opportunities for LB-102 may include predominantly negative symptoms of schizophrenia, Alzheimer’s disease psychosis and agitation, as well as other neuropsychiatric diseases. We believe that LB-102, if approved, can become a mainstay of psychiatric practice by offering a potentially attractive alternative to branded and generic therapeutics for the treatment of schizophrenia, bipolar depression, adjunctive MDD and other neuropsychiatric diseases, given the compelling balance of clinical activity and tolerability observed to date.

The U.S. market for branded antipsychotic drugs was approximately $12 billion as of 2024. Antipsychotics that have expanded beyond schizophrenia and into mood disorder indications have realized substantial increases in revenue. Despite the widespread use of generic antipsychotic drugs, several of these branded drugs each generate U.S. sales in excess of $1 billion annually. Additionally, while available therapeutics to treat schizophrenia, bipolar depression, and MDD demonstrate clinical benefit, a significant unmet need remains for a treatment that delivers a more favorable risk–benefit profile by balancing tolerability with rapid onset and sustained, clinically meaningful efficacy with once-daily dosing. This includes addressing persistent residual symptoms—across both psychosis and mood disorders—that continue to impair functioning despite available therapies, underscoring the opportunity for improvement in the management of these conditions.

Our current pipeline is summarized below:

* Subject to positive Phase 3 data.

Our Strategy

Our strategy is to develop LB-102 for the treatment of schizophrenia and mood disorders initially and subsequently for other neuropsychiatric disorders in the United States and internationally. Key elements of our strategy include:

•
Achieve regulatory approval for LB-102 for the treatment of schizophrenia. The regulatory pathway for antipsychotic drug development in schizophrenia is well-established and provides precedent for regulatory approval requirements. Based on recent positive feedback from the FDA, our current strategy is to utilize our recently completed Phase 2 trial in acute schizophrenia as one of two adequate and well-controlled trials required for FDA approval. In this Phase 2 trial, treatment with LB-102 resulted in a statistically significant decrease in symptoms related to schizophrenia as measured by the change in total PANSS score after four weeks of treatment in all doses of LB-102 evaluated in the trial and demonstrated potential for a class leading tolerability profile among D2 antagonists and partial agonists. In this trial, treatment with LB-102 also resulted in significant improvements in negative symptoms as well as cognitive performance. These results have informed the design of our Phase 3 trial, which we initiated in March of 2026, as well as our planned open label extension trial which we expect to initiate in the second quarter of 2026.
•
Advance LB-102 as a potential multidimensional treatment for patients with schizophrenia. We believe LB-102 has the potential to treat a broad range of patients living with schizophrenia by addressing positive, negative, and cognitive symptom domains of the disease. In parallel with our ongoing Phase 3 trial and planned open-label extension trial for LB-102, we plan to further evaluate our clinical development strategy for other unmet needs within schizophrenia, including the potential treatment of predominantly negative symptoms of the disease as well as cognitive impairment associated with schizophrenia. 80% of people with schizophrenia have cognitive impairment of some kind, and up to 60% may experience predominantly, clinically relevant negative symptoms that require treatment. There are no approved treatments for these symptom domains of schizophrenia in the United States. Based on our own clinical results and the breadth of third-party data, we believe LB-102 has the potential to become a widely used treatment for schizophrenia.
•
Expand development of LB-102 into bipolar depression, adjunctive MDD and other neuropsychiatric disorders. Based on the extensive body of third-party research that has been conducted on amisulpride and a non-racemic form of the drug as well as our data with LB-102 in schizophrenia, we believe there is significant opportunity in the clinical development and commercial potential of LB-102 in mood disorders and other psychosis-related indications. We are therefore leveraging our expertise in neuropsychiatry and the unique mechanism of action of LB-102 for further development in bipolar depression and adjunctive MDD. We believe the mechanism of LB-102, preclinical and clinical data for amisulpride and a non-racemic version of amisulpride, as well as our Phase 2 clinical trial results of LB-102 in acute schizophrenia, support development of LB-102 in bipolar depression and adjunctive MDD. We believe these data also support the potential of LB-102 to benefit people living with other neuropsychiatric diseases such as predominantly negative symptoms of schizophrenia and Alzheimer’s disease psychosis and agitation. We continue to assess other mood disorders and neuropsychiatric diseases for potential future development.
•
Extend the life-cycle and global reach of LB-102 by advancing alternate formulations. We are investigating alternate long-acting injectable, or LAI, formulations of LB-102. We believe that such formulations have the potential to provide improved clinical results and treatment adherence for patients compared to oral formulations, for which compliance may be lower. We believe that the success of the 50 mg dose in our schizophrenia Phase 2 trial affords the opportunity to develop an LAI. Additionally, we believe that an LAI formulation of LB-102, if approved, could have additional advantages, including extending the commercial protection for LB-102, potentially providing a better alternative to the currently limited option set of approved LAI antipsychotic drugs for other neuropsychiatric disorders, such as bipolar disorder, and potentially enhancing LB-102’s competitive positioning outside of the United States.
•
Maximize the commercial opportunity of LB-102. We currently own global rights to LB-102 and intend to retain commercialization rights in the United States. If approved for schizophrenia, we expect to commercialize the oral formulation of LB-102 in jurisdictions where amisulpride is unavailable as a generic, and we expect to commercialize an LAI form of LB-102 worldwide. If approved for bipolar depression, we expect to commercialize both the oral and LAI forms of LB-102 worldwide. If approved for adjunctive MDD, we expect to commercialize the oral form of LB-102 worldwide. We expect to expand our team and develop internal resources to support the potential commercialization of LB-102. Additionally, we may opportunistically evaluate potential commercial collaborations outside of the United States to maximize the value of LB-102.

Our Pipeline Programs

LB-102: An Investigational Antipsychotic—and Potentially the First Benzamide Approved for Schizophrenia in the United States

Schizophrenia

Our lead product candidate, LB‑102, is a Phase 3 oral small molecule in development for the treatment of schizophrenia. LB-102 is designed to address the multidimensional symptom domains of schizophrenia — positive, negative, and cognitive — and has the potential to be the first benzamide approved for neuropsychiatric disorders in the United States. Our ongoing Phase 3 trial (NOVA-2) is enrolling individuals with acute schizophrenia, defined as a sudden and severe worsening of psychotic symptoms such as hallucinations, delusions, and other positive symptoms. Schizophrenia is a chronic, severe, complex, and debilitating psychiatric disorder that affects approximately 1% of the U.S. population and is a leading cause of disability. Symptoms are divided into three categories: (i) psychotic or positive symptoms, which include delusions, hallucinations, and thought disorder; (ii) negative symptoms, which include lack of motivation, interest, or enjoyment in daily activities, withdrawal from social life, and difficulty showing emotions; and (iii) cognitive symptoms, which encompass problems with attention, concentration, and memory. The disease is associated with increased mortality, with approximately 5% of schizophrenia patients dying by suicide, and average overall life expectancy decreasing by as much as 29 years compared to the general population. There is currently no cure for schizophrenia, which means the disease must be managed with life-long therapy, increasing the importance of therapies that have a good balance of safety and efficacy as well as dosing ease which can improve compliance rates.

In January 2025, we announced positive data from our four-week placebo-controlled, double-blinded, Phase 2 trial in the United States, which assessed the safety and efficacy of LB-102 in patients with acute schizophrenia. Results from the trial demonstrated (i) statistically significant clinical activity at all LB-102 doses tested with sustained significant benefit versus placebo as early as the first week after starting treatment; (ii) a compelling average change in overall symptoms (effect size); (iii) a potentially class-leading tolerability profile among D2/D3 antagonists and partial agonists; and (iv) a potentially differentiated impact on cognitive performance as measured by the CogState Computerized Schizophrenia Battery of Tests. The trial achieved its primary endpoint of change in the Positive and Negative Syndrome Scale, or PANSS, a 30-item scale that measures the severity of schizophrenia symptoms, from baseline to Week 4. The change in PANSS score has been used as the primary endpoint in registrational trials of antipsychotic drugs, as it provides a comparative measure against baseline; a higher change from baseline can suggest greater improvement in patient symptoms. A statistically significant decrease in symptoms was observed for all three dose cohorts (50 mg, 75 mg, and 100 mg) compared to placebo. Additionally, our Phase 2 trial data showed a statistically significant impact on negative symptoms versus placebo at the 50 mg dose even though the inclusion criteria enriched for patients experiencing predominantly positive symptoms of schizophrenia. An exploratory post-hoc analysis of our Phase 2 data on the treatment effect in patients with negative symptoms at baseline (i.e., those patients with a PANSS Negative Subscore greater than or equal to 24) yielded similar results with a statistically significant impact on negative symptoms versus placebo at the 50 mg dose. LB-102 was generally well tolerated in the clinical trial, with adverse events being mostly transient and mild to moderate in severity. If replicated in our Phase 3 trial, we believe this tolerability profile characterized by low rates of extrapyramidal symptoms, or EPS (including akathisia), minimal sedation, few gastrointestinal side effects, and no orthostasis has the potential to be class-leading among D2/D3 antagonists and partial agonists. EPS (including akathisia) comprises a group of movement disorders including involuntary movements, muscle stiffness, and tremors, that, together with sedation, can be burdensome to patients and can result in discontinuation of treatments. The impact of LB-102 on cognitive performance was also evaluated as an exploratory endpoint in this trial. After four weeks of treatment with LB-102, a robust, dose-dependent, and significant treatment effect size was identified in a post-hoc analysis in the completer population for all doses of LB-102 compared with placebo.

We designed our Phase 2 acute schizophrenia trial to be potentially registrational by including a large sample size (n=359), robust statistical analyses, as well as numerous sensitivity analyses. Based on positive end-of-Phase 2 feedback from the FDA, as well as historical precedent, we believe that our Phase 2 acute schizophrenia trial may serve as one of two pivotal trials required for approval of a new drug application, or NDA, in the United States. As a result, we believe there is a viable path to approval of LB-102 in the United States for the treatment of schizophrenia with a single, six-week Phase 3 trial alongside other NDA-enabling studies. However, there is no guarantee that our Phase 2 trial will serve as one of the two pivotal trials required for FDA approval, and in such case, we may be required to conduct an additional pivotal trial in acute schizophrenia. The adequacy of our Phase 2 trial to support registration will be a matter of review by the FDA at the time of NDA submission and will depend on the totality of the data included in our submission, including the results of our planned Phase 3 trial.

We initiated a six-week Phase 3 trial of LB-102 in patients with schizophrenia in March 2026. Our Phase 3 trial is designed to be a three-arm, inpatient, double-blinded, placebo-controlled, oral once-daily dose of LB-102 in patients with schizophrenia experiencing an acute worsening of psychotic symptoms, with a six-week treatment duration. We are evaluating the effects of 50 mg LB-102 or 100 mg LB-102 versus placebo in this trial, and patients are being randomized in a 1:1:1 ratio across the three arms of the trial. The sample size is expected to be approximately 460 patients, and we are conducting this trial at approximately 25 sites in the United States. The primary endpoint of the trial is change from baseline in PANSS total score at Day 42. We expect to report topline data from this Phase 3 trial in the second half of 2027 and, if positive, meet with the FDA to discuss the potential for submission of an NDA.

Mood Disorders

In addition to our clinical development program in schizophrenia, we plan to leverage our expertise in neuropsychiatry and the unique mechanism of action of LB-102 to develop our product candidate in other indications, starting with bipolar depression and adjunctive treatment of MDD.

Most people living with bipolar depression experience dramatic shifts in mood, energy, and behavior, alternating between manic and depressive states. It is estimated that approximately 40 million people live with bipolar disorder worldwide and 2.8%, or approximately seven million Americans, experience bipolar disorder in a year. Our initial Phase 2 trial in bipolar 1 depression will explore the utility of LB-102 in controlling the depressive symptoms of the disease. We initiated this potentially registrational Phase 2 trial in bipolar 1 depression in January 2026 and expect to report topline data in the first quarter of 2028.

MDD is characterized by persistent depressed mood and loss of interest. It can significantly impair how individuals feel, think, and behave, with substantial impacts on daily functioning and quality of life. It is a common and serious mood disorder and the leading cause of disability worldwide, impacting 280 million people globally and approximately 20 million people in the United States. While some patients achieve an initial or adequate response with currently available therapies, a large proportion experience clinically meaningful residual symptoms and tolerability limitations. For patients with inadequate response to therapy, a second medication is frequently added to the existing medication regimen, often targeting complementary neurochemical pathways with a goal of achieving broader and more durable symptom control. We are planning a Phase 2 trial that will evaluate LB-102 as an adjunctive therapy in MDD. We plan to initiate this trial in early 2027 and expect to report topline data in the first half of 2029.

We believe LB-102’s strong and selective antagonism of the D2, D3, and 5HT7 receptors makes it well suited for treating bipolar depression, providing potential control of psychosis and mania through its effects on D2 and potential for antidepressive and pro-cognitive effects through its antagonism of 5HT7 and D3. This receptor binding profile also supports the development of LB-102 as a potential treatment for adjunctive MDD. Moreover, at low doses, LB-102 and amisulpride have selectivity for pre-synaptic autoreceptors that serves to increase dopamine signaling which is underactive in depression. We believe this mechanistic profile supports the potential for efficacy for both depressive and residual symptoms such as anhedonia and cognitive impairment, which remain key unmet needs in the treatment of both bipolar depression and MDD.

Our Phase 2 trial of LB-102 in acute schizophrenia demonstrated strong antipsychotic activity and also suggests opportunities for potential differentiation in bipolar depression and adjunctive MDD given the observed tolerability profile which is characterized by low rates of EPS (including akathisia), minimal sedation, few gastrointestinal side effects, and lack of orthostasis as well as the positive impacts on negative symptoms and cognitive performance observed in the trial. Amisulpride is approved for the treatment of dysthymia, a form of persistent depression, in certain countries outside of the United States and has been shown to be as effective as certain approved agents for MDD and dysthymia. We believe that results in dysthymia and MDD provide strong scientific and clinical rationale for development of LB-102 in the treatment of mood disorders including depressive episodes associated with bipolar disorder or bipolar depression and adjunctive MDD because episodes of major depression, whether unipolar (as in MDD) or bipolar (as in bipolar depression), are typically characterized by a similar imbalance in the neurotransmitters serotonin, noradrenaline, and dopamine, regardless of the underlying pathophysiology of the disease. There is wide use of amisulpride in mood disorders with approximately 20% of at least two million monthly prescriptions per year in a select group of European countries including Germany, France, Italy, Spain, and several others written for mood disorders. Among these approximately two million prescriptions approximately 3.4% were written for bipolar disorder and approximately16.2% were written for depression. A non-racemic form of amisulpride also showed antidepressant activity in two independent third-party, placebo-controlled bipolar depression trials with an approximately 17- to 18-point reduction in Montgomery–Åsberg Depression Rating Scale, or MADRS, from baseline observed across these studies. Our Phase 2 trial for bipolar depression and our planned Phase 2 trial in adjunctive MDD are designed to compare a fixed-flexible dose of LB-102 versus placebo. This trial design allows us to evaluate two doses of LB-102 in one arm of the trial, thereby increasing the chances for a patient to derive clinical benefit from treatment with LB-102, while retaining the advantages of a two-arm trial, which is known to mitigate the risk of a high placebo rate. Additionally, flexible dose trials typically have better signal detection than fixed dose trials for depression, as flexible dose trials lower the magnitude of symptom reduction with placebo. We believe LB-102 has the potential to provide improved tolerability and clinical activity in bipolar depression and adjunctive MDD compared to currently available treatments worldwide, which are associated with troubling adverse events and insufficient efficacy for certain symptoms, including anhedonia and cognitive deficits associated with these diseases.

LAI Formulation

We are also developing a long-acting injectable, or LAI, formulation of LB-102, which may improve compliance, a common issue in patients with schizophrenia and bipolar disorder. We believe an effective LAI form of LB-102 has the potential to benefit patients worldwide, as relatively few approved agents are available as long-acting formulations and there are no benzamide class LAIs currently available or in development worldwide. The American Psychiatric Association recommends injectable formulations in circumstances where doing so will improve adherence, decrease mortality, reduce hospitalization risk, and decrease treatment discontinuation rates. We have commenced LAI formulation development and expect to continue these efforts in 2026.

LB-102 Background: Leveraging a Proven Mechanism with Third-Party Efficacious Data to Bolster Development for a Broad Range of Indications

LB-102 is a novel, patent-protected benzamide antipsychotic drug that we designed to improve upon the clinical profile of amisulpride and address its limitations. Amisulpride is one of the most effective and commonly used antipsychotic drugs currently approved outside the United States. Amisulpride was ranked as the second most effective antipsychotic drug, after clozapine, in the 2019 Lancet meta-analysis of clinical trials on antipsychotic drugs. In this meta-analysis, amisulpride was ranked the most effective antipsychotic drug in treating positive symptoms and the third most effective in addressing negative symptoms of schizophrenia. Despite amisulpride’s efficacy and tolerability profile, it has not received regulatory approval in the United States for the treatment of any neuropsychiatric disorders, including schizophrenia, because the development and regulatory requirements of the FDA were incompatible with patent coverage on the drug.

The methylation we incorporated into LB-102 was designed to improve the tolerability and efficacy profile of amisulpride by addressing its shortcomings, such as limited blood-brain barrier, or BBB, permeability and dosing frequency. Enhanced BBB permeability was expected to improve the potency of the molecule with respect to dopamine receptor binding and enable the use of lower doses compared with amisulpride. The use of lower doses was hypothesized to improve the tolerability profile. We also aimed to create a new chemical entity with strong composition of matter intellectual property protection. We believe that LB-102 addresses these design goals, and we aimed to demonstrate in our clinical trials that LB-102’s improved BBB penetration would confer benefits over amisulpride and other antipsychotic drugs, including lower dosing levels, a wider therapeutic window, improved tolerability, and once-daily dosing. Use of lower doses may also improve the feasibility of developing an LAI formulation. We also designed LB-102 to retain the distinct CNS receptor binding profile of amisulpride which we believe underlies its favorable clinical profile compared with other antipsychotics.

We conducted preclinical head-to-head studies with amisulpride to assess whether the clinical development path of amisulpride may provide a risk-mitigated path for our development of LB-102. These studies compared amisulpride to LB-102 in animal models of schizophrenia demonstrated that LB-102 had equivalent or better results than similar doses of amisulpride and that LB-102 bound similarly to the dopamine D2 and D3 receptors, with a Ki (inhibition constant) of 0.82 nM compared to amisulpride’s reported Ki of 1.1 nM, and had a similar affinity for the 5-HT7 receptor with a Ki of 31 nM compared to amisulpride’s reported Ki of 44 nM. Our Phase 1 trials in healthy volunteers showed that LB-102 was generally well-tolerated, and in our Phase 1b imaging trial, we observed that LB-102 achieved a level of dopamine receptor occupancy in the brain of approximately 70% (50 mg dose) and approximately 80% (100 mg dose) under steady-state conditions; typically, 60% to 80% dopamine receptor occupancy is the target range for efficacy in treating schizophrenia. The dopamine receptor occupancy levels seen in the imaging trial at 50 mg of LB-102 are approximately equivalent to those observed with 300 to 400 mg of amisulpride. By dosing LB-102 at a lower level, we are aiming to decrease side effects common to amisulpride and other antipsychotic drugs currently used to treat schizophrenia. We believe that fewer side effects of a drug may lead to stronger adherence, continued use of the drug, and therefore, better efficacy results and long-term control of the disease. Because each relapse of psychotic symptoms can result in a functional deterioration from which the patient does not fully recover, long-term control of the disease is a key treatment goal.

While our ongoing Phase 3 trial is designed to investigate LB-102 as a treatment for people experiencing the acute phase, or positive symptoms, of schizophrenia, we believe LB-102 also has potential to address predominantly negative symptoms, an indication with significantly fewer treatment options as well as Cognitive Impairment Associated with Schizophrenia, or CIAS, an indication for which there are no approved therapies. We believe that our data with LB-102 as well as data previously generated with amisulpride support the further investigation of LB-102 in these settings and that, if positive, such data have the potential to further differentiate LB-102 from other drugs available for schizophrenia. Amisulpride demonstrated a statistically significant benefit versus placebo in three independent third-party placebo-controlled trials in patients with predominantly negative symptoms with treatment durations ranging from six weeks to six months. Additionally, our Phase 2 trial data showed a statistically significant impact on negative symptoms versus placebo at the 50 mg dose even though the inclusion criteria enriched for patients experiencing predominantly positive symptoms of schizophrenia. An exploratory post-hoc analysis of our Phase 2 data on the treatment effect in patients with negative symptoms at baseline (i.e., those patients with a PANSS Negative Subscore greater than or equal to 24) yielded similar results with a statistically significant impact on negative symptoms versus placebo at the 50 mg dose.

We find these results highly encouraging and plan to explore options to advance LB-102 in this indication. For example, we have developed a synopsis for a Phase 2 trial in patients with predominantly negative symptoms of schizophrenia and expect to seek regulatory guidance on the design of this trial in 2026 to establish a clinical registration path in this setting. We also expect to generate additional negative symptoms data in our ongoing Phase 3 trial and our open label extension trial. Given the robust, dose dependent effects on cognitive performance that we observed in our Phase 2 trial, we also plan to further explore the impact of LB-102 on cognitive performance in patients with schizophrenia both clinically and pre-clinically. For example, concurrently with our Phase 3 trial in patients with acute schizophrenia, we expect to initiate an open label trial in patients with stable schizophrenia that will enroll both patients who participated in the Phase 3 trial as well as patients who did not. Although the primary objective of this trial is to collect the requisite safety data required for an NDA submission, we also expect to collect efficacy data in certain subsets of patients enrolled in this trial. Efficacy measures will include periodic assessments of cognitive performance as well as open label assessments of improvements in positive and negative symptoms, including in patients with prominent negative symptoms at enrollment in the trial. Although we do not expect data from this open label trial to lead to product label claims without additional randomized clinical trials, we believe these data have the potential to further support the differentiation of LB-102 and expect these data to provide publishable valuable insights as we consider further investigating LB-102 as a potential treatment for CIAS as well as in patients with predominantly negative symptoms of schizophrenia or treatment-resistant schizophrenia. Following the potential approval for the treatment of schizophrenia, we may also consider conducting another Phase 3 trial in schizophrenia where LB-102 is used as an adjunctive therapy.

Development of LB-102: Improving Upon Amisulpride

Amisulpride Overview

Amisulpride is a dopamine receptor antagonist originally developed in France in the 1980s and is approved in more than 50 countries worldwide (not including the United States) for the treatment of schizophrenia and, in certain countries outside of the United States, for the treatment of dysthymia, a form of depression, and predominantly negative symptoms of schizophrenia. In 2000, Sanofi S.A., the manufacturer of Solian, the branded version of amisulpride, announced it would not pursue approval for schizophrenia in the United States because the development and regulatory requirements of the FDA were incompatible with its patent coverage on the drug.

Amisulpride in Treating Schizophrenia

In multiple third-party studies comparing multiple components of clinical efficacy of antipsychotic drugs on schizophrenia, amisulpride consistently scored at or near the top. For example, a 2019 Lancet meta-analysis of clinical trials, which included over 54,000 subjects and 32 medications, found that amisulpride had the highest efficacy as measured by effect on positive symptoms and was second only to clozapine at reducing overall symptoms of schizophrenia. This analysis also found that amisulpride was 20% more effective at reducing overall symptoms of schizophrenia compared to risperidone, which is a first-line treatment for schizophrenia in the United States. A 2020 Lancet Psychiatry report of a head-to-head long-term study showed amisulpride to have greater reduction in PANSS total score from baseline compared to first-line treatments of aripiprazole and olanzapine. In addition, a 2018 systematic review and meta-analysis across 21 randomized, controlled third-party trials showed that in their analysis across these trials, amisulpride was the only antipsychotic drug that outperformed placebo in the treatment of patients who suffer from predominantly negative symptoms.

In 2024, Cobenfy was approved for use in schizophrenia. A 2025 third-party study in European Neuropsychopharmacology highlighted that its overall treatment effect on symptoms was 0.56 using an approach similar to that which was used in the 2019 Lancet meta-analysis. In the table below, we have included the treatment effect of Cobenfy together with those antipsychotic drugs reviewed in the 2019 Lancet meta-analysis for comparison purposes. This table shows how amisulpride’s effect size compares with Cobenfy’s and the other approved schizophrenia drugs.

Amisulpride’s effect size was greater than that of Cobenfy for the treatment of schizophrenia.

EUFEST, a European clinical trial published in 2005 in which 498 first-episode schizophrenia patients were randomized to receive haloperidol, amisulpride, olanzapine, quetiapine, or ziprasidone over 12 months, evaluated the primary endpoint of all-cause discontinuation rate, which is the number of patients who stopped taking their medications for any reason. Besides olanzapine, amisulpride had the lowest all-cause discontinuation rate over 12 months out of all drugs evaluated in this head-to-head comparison, supporting a favorable tolerability profile.

Amisulpride had a low discontinuation rate in the head-to-head EUFEST trial.

Amisulpride has also been shown to have a relatively low rates of EPS (11%), long-term weight gain, and cardiovascular risk compared with other second-generation antipsychotic drugs. In a 2014 head-to-head meta-analysis conducted by a third party comparing weight gain among antipsychotics, amisulpride had lower weight gain compared with other antipsychotic drugs across various outcome measures including body weight gain (in kg). The results comparing weight gain for amisulpride with that of other antipsychotics are highlighted in the chart below.

FGA = first generation antipsychotics; SGA = second generation antipsychotics; st= number of studies

Amisulpride had a lower weight gain compared with other antipsychotic drugs.

Additionally, in a third-party head-to-head trial completed in 2002 that compared long-term weight gain of amisulpride over six months to that of olanzapine, amisulpride weight gain exceeded that of olanzapine over the first 30 days of the study, and plateaued at approximately 1 kg, whereas weight gain with olanzapine continued to increase throughout the six-month period reaching a weight gain of approximately 5 kg, as shown in the graph below:

Amisulpride had lower weight gain than olanzapine in a third-party head-to-head trial.

In addition, pharmacovigilance data on amisulpride from the United Kingdom covering 16,000 patient exposure years had 8 incidences of QT prolongation with all 8 events occurring in patients concurrently taking clozapine, a drug known to prolong the QT interval.

According to market research in 2024, amisulpride continues to be widely used in Europe. Among a select group of European countries including Germany, France, Italy, Spain, and several others, there were at least two million monthly prescriptions per year for amisulpride. Among these European prescriptions for amisulpride, our data suggest that approximately 60% are for schizophrenia and schizoaffective disorders (a mental health condition that includes symptoms of both schizophrenia and mood disorders), approximately 20% are for mood disorders, approximately 14% are for anxiety, and the remainder are for a variety of other indications.

Amisulpride has also been studied for the treatment of predominantly negative symptoms of schizophrenia in three independent placebo-controlled trials conducted by third parties. A trial conducted in 1995 evaluated two doses of amisulpride, 100 and 300 mg per day, versus placebo for six weeks of treatment. In this trial, the two amisulpride-treated arms showed a reduction in the Scale for the Assessment of Negative Symptoms, or SANS, of approximately 39 to 45 points compared with a reduction of 22 points in the placebo arm (p = less than 0.02). P refers to “p-value,” the conventional method for determining the statistical significance of a result, which represents the probability that random chance caused the result (e.g., a p-value = 0.01 means that there is a 1% probability that the difference between the control group and the treatment group is purely due to random chance). Generally, a p-value less than 0.05 is considered statistically significant. The SANS scale is a 25-item scale that assesses negative symptoms across five domains: affective blunting, alogia, avolition-apathy, anhedonia-asociality, and attentional impairment. A trial conducted in 1999 evaluated two doses of amisulpride, 50 and 100 mg per day, versus placebo for 12 weeks of treatment. In this trial, the two amisulpride-treated arms showed a reduction in SANS of approximately 25 points compared with a reduction of 13 points in the placebo arm (p = 0.0002). A trial conducted in 1997 evaluated 100 mg per day of amisulpride versus placebo for 6 months of treatment. In this trial, the amisulpride-treated arm showed a reduction in SANS of approximately 34 points compared with a reduction of 17 points in the placebo arm (p = less than 0.0005).

Amisulpride in Treating Mood Disorders

Amisulpride has been studied extensively in mood disorders. A 2002 head-to-head trial conducted by a third party found amisulpride to show similar reductions in mean MADRS scores as paroxetine (Paxil), a commonly used antidepressant and a 2001 head-to-head trial conducted by a third party found amisulpride to show higher reduction in mean MADRS scores compared to sertraline (Zoloft), a commonly used antidepressant, in treating dysthymia, as shown below:

Amisulpride was demonstrated to be as effective as paroxetine and more effective than sertraline in third-party head-to-head trials.

Amisulpride has also been shown to be effective versus placebo, such as in a 1999 head-to-head trial conducted by a third party in dysthymia and major depression, which showed amisulpride and another study drug each leading to a statistically significant improvement over placebo on MADRS.

Amisulpride had an approximately 4.8-point MADRS delta versus placebo in a randomized controlled third-party trial in patients with MDD.

A non-racemic version of amisulpride was studied in bipolar depression. In a 2022 placebo-controlled proof-of-concept trial conducted by a third party in 341 patients across U.S., European, and Japanese clinical sites, non-racemic amisulpride demonstrated meaningful improvement over placebo on the MADRS in treating bipolar depression. Although the trial did not meet its primary endpoint, which was defined as MADRS delta versus placebo in United States and European patients, when results were analyzed for all patients across all geographies, a statistically significant benefit versus placebo in favor of non-racemic amisulpride was noted with a 3.4 to 3.7-point MADRS delta versus placebo and an approximately 18-point reduction in MADRS versus baseline in each of the two treatment arms. The mean reduction from baseline in the placebo arm in this trial was 14.3 points.

Non-racemic amisulpride demonstrated anti-depressant activity in two independent placebo controlled trials.

The placebo rate observed in this trial was higher than the average placebo rate from a recent set of bipolar depression trials, which was an approximately 12-point reduction in MADRS from baseline. We believe that the high placebo rate in this trial was in part a result of poor trial design and conduct. A Phase 3 trial was subsequently initiated by the third party with non-racemic amisulpride and though the trial was terminated prior to completion, results from 82 patients enrolled in the trial were reported. These results showed a 4.0 to 6.4-point MADRS delta versus placebo and an approximately 14 to 17-point reduction in MADRS versus baseline in the two treatment arms. Amisulpride and the non-racemic form studied in these two trials have been shown to be substantially similar in pre-clinical models.

It is widely recognized that episodes of major depression whether unipolar (as in MDD) or bipolar (as in bipolar depression) are characterized by a similar imbalance in the neurotransmitters serotonin, noradrenaline, and dopamine, regardless of the underlying pathophysiology of the disease. Additionally, third party prescription data which we analyzed suggests that in

2023, there were at least two million monthly prescriptions of amisulpride in a subset of 16 continental European countries with considerable use in depression (approximately 16.2% of prescriptions) and approximately 3.4% of prescriptions were written for bipolar disorder despite the absence of an approval for this indication.

LB-102 is Designed to Improve Upon Amisulpride and Address its Limitations

While amisulpride is a clinically effective and well-tolerated drug, it has low BBB permeability that limits the amount of drug that can reach its desired target. As reported in a 2014 third-party study of 30 psychiatric drugs tested in an in vitro assay to estimate BBB permeability, amisulpride was the least effective at crossing a model of the BBB. This low permeability is one of the main factors that lead to high dosing of amisulpride, compared to other antipsychotic drugs, to achieve clinically meaningful BBB penetration. The recommended dose of amisulpride for acute schizophrenia ranges from 400 mg to 800 mg per day, which may be increased up to 1,200 mg per day. By comparison, clinically effective doses of other antipsychotic drugs with similar affinities for dopamine receptors are often much lower (e.g., 1.5 mg of Vraylar and 4 mg of Rexulti).

The high doses of amisulpride increase systemic exposure to the drug, contribute to some of its side effects, and limit its ability to be formulated into an LAI – there are currently no LAIs approved among the benzamide class of antipsychotics. Another drawback of amisulpride is that it is typically dosed twice-daily, which can lead to lower adherence relative to therapies with less frequent dosing schedules. Lower adherence can, in turn, lead to less efficacy of a drug in treating schizophrenia which can result in relapses.

LB-102 for the Treatment of Schizophrenia

LB-102 Overview

LB‑102 is a patented small molecule with potential to be the first benzamide in the U.S. for the treatment of neuropsychiatric disorders. It was designed to optimize the therapeutic potential of selective D2/D3/5‑HT7 antagonism through improved CNS exposure, lower required doses, and once‑daily administration. While amisulpride has demonstrated strong efficacy and favorable tolerability, its clinical use has been constrained by limited blood–brain barrier penetration and the need for high systemic doses to achieve adequate receptor engagement.

LB-102 incorporates a targeted structural optimization intended to enhance blood–brain barrier permeability while preserving the desired receptor selectivity that underlies the clinical benefits observed with amisulpride. Improved CNS penetration enables LB-102 to achieve effective dopamine receptor engagement at substantially lower doses than amisulpride, reducing systemic exposure and supporting a once‑daily dosing schedule with potential to improve tolerability and adherence.

The following chart shows the molecular structures of amisulpride and LB‑102, illustrating the targeted structural modification incorporated into LB‑102.

LB-102 is a methylated and patented derivative of amisulpride.

In Vitro Receptor Binding of LB-102

In vitro binding of LB-102 to target central nervous system, or CNS, receptors was found to be similar to that of amisulpride. LB-102 bound most strongly to the dopamine D2 and D3 receptors, with a Ki of 0.82 nM (compared to amisulpride’s reported Ki of 1.1 nM), and had a similar affinity for the 5-HT7 receptor with a Ki of 31 nM (compared to amisulpride’s reported Ki of 44 nM). Compared to other commonly prescribed antipsychotic drugs, both LB-102 and amisulpride have weaker binding to other off-target CNS receptors that are commonly associated with adverse side effects such as anxiety, weight gain, or metabolic syndrome such as 5HT2C.

In Vivo Activity of LB-102 is Similar to Amisulpride

We evaluated LB-102 in the Locomotor Activity, or LMA, rat model of hyperactivity, often used to predict clinical activity in treating positive symptoms of schizophrenia. In the LMA, rats dosed with amphetamine alone displayed hypermobility, while rats additionally dosed with antipsychotic drugs showed more normal, calmer activity.

LB-102 had equivalent or better results than similar doses of amisulpride in the LMA model of hyperactivity. In our head-to-head preclinical rat model of cognition, the Novel Object Recognition model, and in a mouse model of stereotypy or excessive repetition, the Apomorphine Induced Climbing model, we observed that the effects of treatment with LB-102 were statistically indistinguishable from that of amisulpride.

Brain Penetration and Dopamine Receptor Occupancy of LB-102

The ability of LB-102 to cross the BBB was estimated using a standard in vitro membrane permeability assay. In this assay, the permeability of LB-102 was approximately 200-fold greater than that of amisulpride.

An in vivo head-to-head study in mice using positron emission tomography, or PET, demonstrated that at a dose of 100 mg/kg of both LB-102 and amisulpride, LB-102 had greater dopamine receptor occupancy in the brain than amisulpride, as shown below. We believe these results supported dosing LB-102 at much lower levels than amisulpride to achieve the desired effect on symptoms of schizophrenia.

LB-102 reduced the binding of a dopamine receptor PET ligand in the brain by two-fold compared to amisulpride. More faint luminescence represents greater dopamine receptor occupancy. %ID/g represents the percent injected dose per gram.

Schizophrenia

Overview and Disease Background

Schizophrenia is a chronic, severe, complex, and debilitating psychiatric disorder that affects approximately 1% of the U.S. population and is a leading cause of disability. Symptoms of schizophrenia are typically grouped into three categories:

• Psychotic or positive symptoms, such as hallucinations, delusions, thought disorder, and movement disorder;

• Negative symptoms, such as loss of motivation, interest, or enjoyment in daily activities, withdrawal from social life, and difficulty in showing emotions; and

• Cognitive symptoms, such as problems in attention, concentration, and memory.

While antipsychotic drugs are commonly used to treat schizophrenia, there is currently no cure for schizophrenia, which means the disease must be managed with life-long therapy, increasing the importance of therapies that can improve compliance rates and dosing challenges.

Schizophrenia is typically diagnosed in the late teen years to early thirties and tends to emerge earlier in males than in females. The estimated average potential life expectancy for individuals living with schizophrenia in the United States is reduced by as much as 29 years in comparison to the general population. This significant reduction is believed to be due to multiple factors, including a high rate of other comorbidities and an increased risk of accidental death and suicide. An estimated 5% of people with acute schizophrenia die by suicide, which is a rate approximately 350 times higher than the general population.

The progression of schizophrenia usually follows a typical pattern. The prodromal phase refers to the early stage of the disease where subtle changes in behavior and cognitive function occur but before psychotic symptoms, such as hallucinations or delusions. This is the stage when the first warning signs of the disease can be identified. The prodromal phase ends when the patient experiences the first active phase which is characterized by positive symptoms, including hallucination, delusions, and disordered thinking. Recent studies have shown that if treated properly early in the course of their illness, most patients recover from this first episode and have a substantial reduction, or even remission of psychotic symptoms. While in this “stable” phase after recovery from an acute episode, it is estimated that 13% to 48% of patients continue to have residual symptoms. At this point, the patient may experience cycles of active disease, characterized by positive symptoms, and periods of stability, potentially with persistent negative symptoms. A meta-study showed that 55% of people with schizophrenia required hospitalization over an average follow-up of seven years after their first episode. With each relapse, the disease worsens, and the patient typically is unable to recover to the same level of health as prior to the active episode. Over years of experiencing these cycles, most patients deteriorate, experiencing worsening symptoms and health outcomes. A therapy that reduces the number of relapses a patient experiences has the potential to provide a significant and life-long benefit. The figure below depicts a graphic illustration of these phases.

Pathophysiology of Schizophrenia

One of the main hypotheses for the pathophysiology leading to schizophrenia is an imbalance in neurochemical signaling in the brain, including serotonin, dopamine, and glutamate. Specifically, schizophrenia is associated with an imbalance of dopaminergic pathways at the D2 receptor subtype. Increased dopamine activity in certain parts of the brain can contribute to positive symptoms of schizophrenia. In contrast, reduced dopamine activity in other parts of the brain may cause negative and cognitive symptoms. Detailed understanding of the specific changes in dopamine signaling that lead to schizophrenia is limited by the relative inaccessibility of methods to assess signaling pathways in the brain, the heterogeneity of psychological responses, and the lack of highly translatable animal models. Since the 1970s, clinical trials with haloperidol, risperidone, and olanzapine, among others, have conclusively demonstrated that antagonism of the dopamine D2 receptor can improve symptoms of schizophrenia.

Schizophrenia with Predominantly Negative Symptoms

Negative symptoms are a core component of schizophrenia and are distinct from positive symptoms. They account for a large part of the long-term morbidity and poor functional outcomes. It is estimated that up to 60% of people with schizophrenia may have predominantly negative symptoms that are clinically relevant and require treatment equating to approximately 1.3 million people in the United States. In a meta-analysis for 20 placebo-controlled trials of second-generation antipsychotic drugs, 62% of patients were experiencing predominantly negative symptoms and after six weeks of treatment. Negative symptoms are linked to worse functional outcomes in occupational and academic performance, household integration, social functioning, participation in activities and quality of life.

People living with negative symptoms of schizophrenia are considered to have a higher burden of illness, which may be partially attributed to the limited number of effective treatment options for this population. To date, there are no FDA approved treatments for predominantly negative symptoms of schizophrenia.

Cognitive Impairment Associated with Schizophrenia, or CIAS

CIAS, which encompass problems with attention, concentration, and memory, is a major burden for patients and negatively impacts many aspects of a patient’s life. Cognitive impairment is a core feature and leading cause of functional disability in schizophrenia and other neuropsychiatric disorders. Antipsychotic drugs are the standard-of-care treatment for schizophrenia but typically only address positive symptoms. So far there are no approved pharmacotherapies for the treatment of CIAS. More than 80% of people with schizophrenia have cognitive symptoms of some kind, equating to approximately 1.8 million patients in the United States.

Limitations of Current Treatments for Schizophrenia

Antipsychotic drugs are commonly classified as first-or second-generation drugs. First-generation antipsychotic drugs function primarily as antagonists or partial agonists of dopamine receptors. These drugs, some of which were discovered in the 1950s, primarily address positive symptoms of schizophrenia. Current literature suggests a high correlation between dopamine receptor binding and clinical potency; typically, 60% to 80% dopamine receptor occupancy is the target range for efficacy in treating schizophrenia. Second-generation antipsychotic drugs are typically dual serotonin and dopamine antagonists. The multimodal mechanism of action of these drugs allows them to treat symptoms of schizophrenia with a lower incidence of EPS. More recently, additional mechanisms have entered clinical practice, including M1/M4 muscarinic agonists, representing a mechanistically different approach. However, their clinical role will depend on real-world experience with tolerability, durability of effect, ease of switching and simplicity of dosing. Existing antipsychotic drugs fall short of the ideal profile, as most currently approved medications have significant side effects, primarily address positive symptoms of schizophrenia, and are often not effective in treating negative and cognitive symptoms. Negative symptoms are a core component of the disease, and it is estimated that up to 60% of patients may experience clinically relevant negative symptoms that require treatment. Negative symptom severity has been linked to worse functional outcomes in areas such as impaired occupational and academic performance, social functioning, and quality of life. Despite the prevalence and seriousness of this component of schizophrenia, there are few treatment options that effectively address negative symptoms. Additionally, cognitive impairment affects approximately 80% of schizophrenia patients. There are currently no approved drugs for cognitive impairment.

Both first- and second-generation antipsychotic drugs are often associated with sedation leading to cognitive dulling, dry mouth, constipation, EPS including akathisia (inability to remain still), and sexual dysfunction. Some side effects are severe or even life-threatening, such as dystonia, a form of EPS (involuntary muscular contraction), tardive dyskinesia (movement disorder that causes involuntary facial tics), and weight gain, which can lead to hyperlipidemia (high levels of lipids in the blood) and cardiac arrhythmias (abnormal heart rhythms). The combination of side effect profile, as well as poor efficacy and tolerability, results in approximately half of all schizophrenia patients not adequately responding to current antipsychotic drugs. High rates of failure in achieving a clinically meaningful response with existing therapeutics, the evolution of patient symptoms over time, inconvenient dosing regimens and significant side effects cause patients with schizophrenia to switch medications or layer on additional antipsychotic drugs frequently. Aside from suboptimal efficacy and tolerability, some current therapies also accompany inconvenient administration profiles, such as twice-a-day dosing or the need to be taken with food.

Together, these limitations lead to significant issues with patient adherence. One study showed that one-third of patients admitted to the hospital after their first psychotic episode of schizophrenia were non-adherent to their treatment six months after discharge. A multitude of studies have shown the serious outcomes that accompany non-adherence to medication, including impairment, hospitalization, higher risk of suicide, longer time to remission, poorer prognosis, loss of job, dangerous behavior, arrest, violence, drug and alcohol consumption, psychiatric emergences, poor mental performance, and low satisfaction with life. Interruptions in treatment as short as one to 10 days has been associated with an increased risk of hospitalization.

Nearly 50% of all schizophrenia patients fail to respond adequately to existing therapies, many of which have limited efficacy against the range of symptoms associated with the disease. Most antipsychotic drugs are associated with significant side effects that drive high rates of treatment discontinuation. Approximately 74% of schizophrenia patients discontinue their medications within 18 months of starting treatment due to their perceived lack of efficacy or burdensome side effects. Since these medications only treat symptoms of schizophrenia and cannot eliminate the underlying pathology, their discontinuation results in symptom recurrence. As a result of these high rates of discontinuation, there is a significant amount of switching therapeutic treatments. Taken together, the limitations of currently available antipsychotic therapies highlight the need for new treatment options capable of delivering rapid and sustained symptom control while improving long‑term tolerability, adherence, and real‑world effectiveness. Beyond managing positive symptoms, there remains a substantial unmet need for therapies that can meaningfully address the negative and cognitive symptoms that are highly prevalent in schizophrenia and strongly associated with functional disability and reduced quality of life. In the table below, we show the efficacy and side effect profiles of branded antipsychotic drugs approved for treatment of schizophrenia in the United States based on the approved labels.

Drug	Mechanism of Action	Baseline PANSS	Reduction in PANSS vs. Baseline	Placebo-Corrected Reduction in PANSS	Notable Lab Findings and Side Effects	Recommended Dosage	Dosing Frequency
Caplyta	Dopamine Receptor Antagonist	88.1 (Trial 1) 90.0 (Trial 2)	13.2 (Trial 1) 14.5 (Trial 2)	5.8 (Trial 1) 4.2 (Trial 2)	Sedation (24%), dry mouth (6%); EPS (6.7%)	42 mg	Once-daily

Cobenfy	M1/M4 Muscarinic Receptor Agonist	98.2 (Trial 1) 96.9 (Trial 2)	21.2 (Trial 1) 20.6 (Trial 2)	9.6 (Trial 1) 8.4 (Trial 2)	Nausea (19%), dyspepsia (18%), constipation (17%), vomiting (15%), hypertension (11%), EPS (non-akathisia, 2%)	Up to 125 mg/30 mg	Twice-daily, 1 hour before or at least 2 hours after meals

Rexulti	Dopamine Receptor Partial Agonist	94.7 (Trial 1) 95.0 (Trial 2)	19.7 (Trial 1) 20.0 (Trial 2)	7.6 (Trial 1) 6.5 (Trial 2)	Akathisia (6%), weight increase (4%), diarrhea (3%), dyspepsia (3%), tremor (3%), blood creatinine phosphokinase increase (2%); sedation (2%)	4 mg	Once-daily

Drug	Mechanism of Action	Baseline PANSS	Reduction in PANSS vs. Baseline	Placebo-Corrected Reduction in PANSS	Notable Lab Findings and Side Effects	Recommended Dosage	Dosing Frequency

Vraylar	Dopamine Receptor Partial Agonist	97.1 – 96.7 (Trial 1) 96.1 – 95.7 (Trial 2) 96.3 (Trial 3)	19.4 – 22.3 (Trial 1) 20.2 – 23.0 (Trial 2) 22.8 – 25.9 (Trial 3)	7.6 – 10.4 (Trial 1) 6.0 – 8.8 (Trial 2) 6.8 – 9.9 (Trial 3)	EPS (15-19%)*, akathisia (9-13%)	1.5 - 6 mg	Once-daily

Note: Characteristics of antipsychotic drugs approved for the treatment of schizophrenia. PANSS is a measure of symptoms in schizophrenia patients including positive and negative symptoms, and general psychopathology, and reduction in PANSS v. baseline is a measure of efficacy of antipsychotic drugs. The change in PANSS score has been used as the primary endpoint in registrational trials of antipsychotic drugs, as it provides a comparative measure against baseline; a higher change from baseline can suggest greater improvement in patient symptoms. As this assessment requires patients or raters to undertake a questionnaire regarding symptoms at protocol specified timepoints in the trial, it is, however, inherently subjective, which can increase the variability of clinical results across clinical trials and creates a significant degree of uncertainty in determining overall clinical benefit. Caplyta efficacy data is based on four-week data from one Phase 2 trial and one Phase 3 trial (n=335; n=450). Cobenfy data is based on five-week data from two Phase 3 trials (n=236; n=234). Rexulti data is based on six-week data from two Phase 3 trials (n=674 total). Vraylar data is based on six-week data from three Phase 3 trials (n=1,655 total). Akathisia is a form of EPS but is reported separately in a number of product labels.

Because of the fragility of the patient population and high rates of non-adherence, tolerability and ease of use is an important factor for schizophrenia medications. Studies have shown that medication-related obesity, distress related to weight gain, and cognitive impairment are associated with increased rates of non-adherence. Caplyta, Rexulti and Vraylar all contain warnings in their labels regarding metabolic changes, including weight gain. Somnolence, or sedation, are among the most frequent adverse events observed with Caplyta. Despite the burdensome side effects associated with these antipsychotic drugs, they are still commonly used, with patients frequently switching between different medications in search of the right balance of tolerability and efficacy. We believe a medication with an improved tolerability profile, rapid onset and sustained efficacy, including with respect to negative symptoms or cognition, or both, have the potential to provide a much-needed alternative to currently available therapies. We also believe a simple administration profile, once-daily dosing with no food effect, would provide a significant advantage as it has the potential to improve patient adherence and, therefore, improve long-term outcomes. Additionally, an LAI has the potential to further simplify the patient experience and improve medication adherence. Currently, there are no LAIs available for Caplyta, Cobenfy, Rexulti or Vraylar although several are in development. In addition, there are no LAIs among the benzamide class of antipsychotic drugs currently available or in development worldwide.

Despite the availability of several generic and branded treatments for schizophrenia, there remains a significant unmet need. Only 20% of people with schizophrenia report favorable treatment outcomes. The remaining population experiences numerous psychotic episodes, chronic symptoms and a poor response to antipsychotic drugs. Additionally, patients who experience predominantly negative symptoms and those with treatment-resistant schizophrenia live with a significant disease burden that cannot be sufficiently alleviated with currently available treatments. There are no approved therapies in the U.S. for the treatment of predominantly negative symptoms of schizophrenia or cognitive impairment associated with schizophrenia. We believe a treatment that is effective, tolerable, supports adherence in a fragile population and can address negative and residual symptoms could become a mainstay of schizophrenia treatment. We believe LB-102 has the potential to meet this profile.

LB-102 Clinical Data

Completed Phase 1 Trial of LB-102 in Healthy Volunteers

We conducted a Phase 1, randomized, placebo-controlled, double-blinded clinical trial in the United States to evaluate the safety, tolerability, and pharmacokinetics of oral administration of LB-102 in 64 healthy volunteers after submitting an IND in October 2019 and receiving approval to proceed in December 2019. In the single ascending dose, or SAD, portion of this trial, cohorts of six volunteers received doses ranging from 10 mg up to 200 mg. In the multiple ascending dose, or MAD, portion of this trial, cohorts of six volunteers received doses of 50 mg to 100 mg twice-daily for one week. In total, 48 volunteers were dosed with LB-102.

In September 2020, we announced the clinical results of this Phase 1 trial. The half-life of LB-102 was slightly greater than 12 hours, and maximum drug levels were observed approximately three hours after administration. We observed the plasma exposure of 50 mg of LB-102 to be 1,648 ng*h/mL. In a previous third-party study of amisulpride, plasma exposure was reported at 667 ng*h/mL. The chart below shows the pharmacokinetic profile of LB-102 in healthy volunteers from the SAD portion of this trial.

Plasma [LB-102], single dose
Plasma concentration, ng/mL
Time post-dose, h
200 mg
100 mg
150 mg
50 mg
10 mg
0
100
200
300
400
500
600
700
800
900
1000
0
4
8
12
16
20
24

Pharmacokinetics of LB-102 in healthy volunteers.

Analyses of the MAD portion of the trial demonstrated that peak-trough concentrations of LB-102 plateaued before dosing on Day 4. LB-102 accumulated moderately after multiple doses but less than what has been reported for amisulpride. Exposure to LB-102 increased in a dose-proportional manner.

In this Phase 1 trial, LB-102 was generally well-tolerated. All treatment emergent adverse effects, or TEAEs, were either mild or moderate. TEAEs included events typically associated with dopamine antagonists. At doses higher than those studied in our Phase 2 trial and higher than those which we are evaluating in our Phase 3 trial, moderate dystonia and QT prolongation, which is a measure of delayed repolarization of the Q and the T waves in electrocardiogram, were observed. Consistent with other antipsychotic drugs that act as dopamine antagonists, use of LB-102 resulted in elevated serum prolactin levels. Subjects with moderate dystonia were treated with either Benadryl or Cogentin.

At 50 mg and 100 mg QD, two of the doses evaluated in our Phase 2 trial (and the doses being evaluated in our Phase 3 trial) we observed no adverse events associated with QT prolongation, sedation, weight gain or EPS in our Phase 1 trial. Prolactin elevation, a common laboratory finding of most antipsychotic drugs that act as dopamine antagonists that is believed to be the result of inhibition of dopamine receptors in the pituitary, was observed at all those doses.

QT prolongation refers to the lengthening of the QT interval in an electrocardiogram, during which interval, the heart recovers from one heartbeat and is preparing for the next heartbeat. The QT interval is a vulnerable phase in the electric cycle of the heart, and prolongation of this interval may lead to serious side effects. Amisulpride has been associated with QT prolongation. Although the mechanism linking amisulpride to this adverse event is not known, amisulpride is a weak inhibitor of human ether-a-go-go-related gene (hERG) potassium channels, and it has been shown that QT prolongation is dependent on amisulpride systemic exposure. At therapeutic doses of amisulpride up to 1,200 mg/day, literature reports of cardiac toxicity due to QT prolongation are extremely rare.

Completed Phase 1b PET Imaging Trial

We conducted a Phase 1b dopamine receptor occupancy trial of LB-102 in the United States using PET imaging to assess dopamine receptor occupancy in the brains of healthy volunteers. In this trial, the ability of LB-102 to bind to dopamine receptors was measured directly by displacement of the dopamine receptor PET ligand 11C-raclopride. This trial enrolled four cohorts of healthy volunteers dosing from 50 mg to 100 mg per day. The first three cohorts in this trial received a single dose of LB-102; in the fourth cohort, volunteers were dosed once-daily for four days. Of the four healthy volunteers in the fourth cohort, two received one daily dose of 50 mg, and two received one daily dose of 100 mg, each over four days.

We announced data from our Phase 1b trial in December 2021. We observed that single doses of LB-102 led to a linear, dose-dependent dopamine receptor occupancy that achieved maximal levels at approximately eight hours post-dose and persisted for at least 24 hours, as shown in the figure below. Based on results from our 50 mg single-dose cohort, we measured dopamine receptor occupancy at 48 hours for the 75 mg single-dose cohort. These results and the previously observed plasma half-life of approximately 12 hours supported our decision to develop LB-102 for once-daily dosing.

Average % dopamine receptor occupancy over time in the caudate and putamen

% Dopamine RO
100
90
80
70
60
50
40
30
20
10
0
0
4
8
12
16
20
24
28
32
36
40
44
48
Time, h
50 mg
75 mg
100 mg

For cohorts one, two, and three, single doses of LB-102 led to dose-dependent dopamine receptor occupancy.

We evaluated dopamine receptor occupancy under steady-state conditions in our fourth dose cohort. We observed that the receptor occupancy following the Day 4 dose was relatively consistent over 24 hours in all four volunteers. Under steady-state conditions, at the 50 mg dose of LB-102, the average receptor occupancy was approximately 70%, and at the 100 mg dose, it was approximately 80%. Previous reports analyzing receptor occupancy of multiple antipsychotic drugs have found that occupancies of 60% to 80% correlate with maximum efficacy and tolerability in the treatment of schizophrenia. Receptor occupancy above 80% can be associated with an increased risk of EPS.

The following chart depicts the dopamine receptor occupancy in the fourth cohort of our Phase 1b trial.

Dopamine receptor occupancy following repeat dosing of LB-102. S1 and S2 indicate Subject #1 and Subject #2, respectively.

Dopamine receptor occupancy persisted over 24 hours after the final dose of LB-102 was administered under steady-state conditions and yielded a consistent engagement of dopamine receptors not always observed in other antipsychotic drugs.

Completed Phase 2 NOVA-1 Trial of LB-102 in Acute Schizophrenia

Clinical Trial Design

Based on the positive results of our Phase 1 trial, we conducted a four-week in-patient, double-blind, randomized, placebo-controlled Phase 2 trial of LB-102 in acute schizophrenia patients and total PANSS scores between 80 and 120, who have shown good response to previous antipsychotic drugs other than clozapine in the prior 12 months. The Phase 2 trial enrolled 359 participants at 25 clinical trial sites in the United States, who were randomized 3:3:1:3 across four cohorts, three doses of LB-102 and placebo (n=108). Prior to initiating dosing, patients underwent a seven-day wash-out period, a length of time that an enrolled patient may not receive any treatment before they begin the trial. Because we were able to achieve 70% receptor occupancy under steady-state conditions with a once-daily dose of 50 mg of LB-102, we chose to advance this as the lowest dose in our Phase 2 trial (n=107 participants) while exploring the potential of higher doses at 75 mg (n=108 participants) and 100 mg (n=36 participants). Based on previous results, we believed that there was a potential for the 100 mg dose to result in receptor occupancy above 80%. As a result, we chose to limit the number of participants enrolled at this dose level while maintaining enough patients to provide insight into the therapeutic potential of this dose. Participants in each cohort received once-daily doses for four weeks. All patients started at the planned dose level without titration.

The primary endpoint of this trial was efficacy of the 50 mg and 75 mg doses of LB-102 compared to the placebo, as measured by change from baseline in PANSS total score at four weeks. The secondary endpoints included change from baseline in the Clinical Global Impression-Severity, or CGI-S (which measures the severity of schizophrenia) as measured by clinicians, and change from baseline on the PANSS subscale and Marder factor scores at four weeks. The 100 mg dose cohort was exploratory and was intended to characterize safety at the higher dose. However, we analyzed the 100 mg cohort with the same statistical rigor, including sensitivity analyses, applied to the 50 and 75 mg cohorts. We also evaluated the safety and pharmacodynamics of LB-102.

The following depicts our Phase 2 NOVA-1 trial design:

The topline results from the trial were announced in January 2025. Based on the design of this clinical trial, the results discussed below, and positive feedback from FDA as part of our end-of-Phase 2 interaction, we believe this Phase 2 trial may serve as one of two adequate well-controlled clinical trials of LB-102 required for approval. In addition to our 6-week Phase 3 trial, the design of which we shared with the FDA as part of our end-of-Phase 2 interaction, we anticipate the FDA will require 1,500 patient exposures to support an approval in schizophrenia. We expect to accrue these patient exposures through the Phase 3 and long-term OLE trials, the supportive Phase 1 trials and trials in other indications.

Demographics and Patient Characteristics

Of the 359 participants enrolled in our Phase 2 trial, 81% (n=290) were male and the average age was 39.1 years. Participants were diagnosed with schizophrenia a minimum of two years prior to enrollment in the trial with an average time since diagnosis of 15.8 years. The baseline PANSS scores were balanced across all four cohorts with mean measurements of 93.8, 93.9, 93.6 and 93.9 for the placebo, 50 mg, 75 mg and 100 mg cohorts, respectively. Patients with schizophrenia during an acute symptomatic episode is measured as 80 to 120 on the PANSS scale. If a patient drops below 80, they are no longer considered to be in the acute phase of the disease. There were several psychiatric and neurological disorders diagnosed in greater than 5% of the participant population prior to the trial including insomnia (74.1%), anxiety (58.8%), depression (32.9%), agitation (30.1%), and headache (40.1%).

We also used the CGI-S total score to measure the severity of schizophrenia in participants at baseline and weekly for the four weeks of the trial. Using the CGI-S, the investigator rated the participants’ severity of illness, including behavior, symptoms, and function, over the past week on a scale of one to seven, with seven being the most severe. All participants were categorized at least as moderately ill, or a 4 on the CGI-S scale, with the majority of participants (range of 61.1% to 70.4% across the four cohorts) categorized as being markedly ill, or a 5 on the CGI-S scale, at baseline.

CGI-S Scores at baseline.

Efficacy Results

Primary Endpoint

The clinical trial achieved the primary endpoint of change from baseline in PANSS total score at four weeks. The least squares mean change from baseline at Week 4 was a 14.3-point decrease and 14.0-point decrease in PANSS score for the 50 mg and 75 mg cohorts, respectively. The exploratory 100 mg cohort showed a 16.1-point decrease in PANSS total score at Week 4. The placebo cohort had a 9.3-point decrease in PANSS total score. We included a number of measures in this Phase 2 trial to reduce the risk of an elevated placebo rate including consistent, frequent, and close engagement with clinical sites, the use of a third-party vendor to help identify and exclude professional patients from the trial, and a centralized review of PANSS ratings to ensure consistency and quality control throughout the trial. When adjusted for placebo-response, the 50 mg cohort achieved a five-point decrease (p=0.0009) and the 75 mg cohort achieved a 4.7-point decrease (p=0.0022) in PANSS total score. Despite the highest dose cohort being exploratory and not sized to detect a statistically significant difference, the 100 mg cohort demonstrated a 6.8-point decrease (nominal p=0.0017) in PANSS total score when adjusted for placebo, which did achieve statistical significance.

Least square (LS) mean change from baseline in PANSS total score.

The decrease in PANSS total score was observed as early as the first measurement on Day 8 with improvement seen through Week 4 across all three dose cohorts. Improvements in PANSS were statistically significant versus placebo at each timepoint measured throughout the study for all doses of LB-102.

Change in PANSS total score from baseline over time.

At Week 4, the 50 mg, 75 mg, and 100 mg groups showed effect sizes of 0.61, 0.41, and 0.83, respectively, as highlighted in the table below. Effect size is calculated by taking the difference in average observed PANSS change among completers between two groups (an active treatment arm and placebo) and dividing it by a single measure of variability that combines both groups’ spreads—also called the observed pooled standard deviation. The observed pooled standard deviation averages how much individual patients’ score changes scatter around their group’s mean. Clinicians value effect size because it conveys not just how large the average PANSS improvement is, but also how consistently patients respond. Even if two treatments reduce PANSS by the same amount on average, the one with less scatter (i.e., a lower observed pooled standard deviation) will have a higher effect size—and gives a clinician more confidence that a higher proportion of patients will see that same benefit.

Dose of LB-102	Effect Size versus Placebo
50 mg	0.61
75 mg	0.41
100 mg	0.83

Effect Size versus Placebo in our Phase 2 trial.

We also calculated effect size versus placebo based on all patients with at least one post-baseline PANSS assessment combining both observed and imputed data and yielding effect sizes of 0.50 at 50 mg, 0.45 at 75 mg, and 0.64 at 100 mg.

Secondary Endpoints

Within this trial, responders were defined as those who had a 20% or greater reduction in PANSS score at Week 4 (floor-adjusted). The three dose cohorts achieved a responder rate of 57.1% (p=0.0257), 53.6% (p=0.0213), and 78.3% (p=0.0014) for the 50 mg, 75 mg, and 100 mg dose cohorts, respectively, compared to a responder rate of 38.7% for the placebo cohort.

We also assessed response to treatment with LB-102 using PANSS subscales for positive and negative symptoms, respectively. Looking specifically at positive symptom response, we observed a 4.8-point decrease (p=0.0051), 4.9-point decrease (p=0.0039), and 5.3-point decrease (p=0.0120) in the PANSS positive subscale for the 50 mg, 75 mg, and 100 mg dose cohorts, respectively, compared to a 3.1-point decrease in the placebo cohort. When looking at the negative symptom PANSS subscale, we observed a 2.2-point decrease (p=0.0116), 1.7-point decrease (p=0.1633), and 1.8-point decrease (p=0.2632) in the 50 mg, 75 mg, and 100 mg dose cohorts, respectively, compared to a 1.1-point decrease in the placebo cohort.

LS Mean change in PANSS total score from baseline to Week 4 in positive subscale.

LS Mean change in PANSS score from baseline to Week 4 in negative subscale.

We also conducted an exploratory post-hoc analysis of our Phase 2 data on the treatment effect in patients with negative symptoms at baseline (i.e., those patients with a PANSS Negative Subscore greater than or equal to 24). In patients with negative symptoms at baseline, the LS Mean change in negative symptom scores at Week 4 was -1.6 (placebo), -3.4 (50 mg, Δ -1.7, p=0.0045 versus placebo; effect size=0.67), -2.6 (75 mg, Δ -1.00, p=0.1501, effect size=0.34), and -3.3 (100 mg, Δ -1.70, p=0.0658, effect size=0.60). Across all analyses, the effect on negative symptoms was seen at the first measurement at week 1 and continued through Week 4.

Using the CGI-S scale, participants in all three dose cohorts demonstrated an improvement in total scores from baseline to Week 4. We observed a 0.72-point decrease (p=0.0008), 0.67-point decrease (0.0048), and 0.84-point decrease (0.0026) in the 50 mg, 75 mg, and 100 mg dose cohorts, respectively, compared to a 0.39-point decrease in the placebo cohort. With these changes, the majority of participants shifted from markedly ill (CGI-S of 5) at baseline to moderately ill (CGI-S of 4, range of 45.8% to 65.2% of participants across all three dose cohorts) or mildly ill (CGI-S of 3, range of 17.4% to 25.3% of participants across all three dose cohorts). A small number of participants (0% to 2.2% across all three dose cohorts) achieved a CGI-S score of 2, which is considered borderline mentally ill.

LS mean change in CGI-S total score from baseline to Week 4.

Shift in CGI-S Score from baseline (shadowed colors) to Week 4 (solid colors).

We also evaluated the PANSS Marder factor, a way to analyze the PANSS data to identify responses in different dimensions of schizophrenia, including positive symptoms, disorganized thought, uncontrolled hostility/excitement, negative symptoms and anxiety/depression. PANSS Marder is a way to group the 30 individual items of the PANSS into five broader categories or dimensions. This factor structure is widely used in clinical trials and research to assess and analyze symptoms of schizophrenia. Statistically significant reductions were seen from baseline to Week 4 for all three dose cohorts for positive symptoms, disorganized thought and uncontrolled hostility/excitement. Numerical reductions, which did not reach statistical significance, were observed from baseline to Week 4 for all three dose cohorts for negative symptoms and anxiety/depression. These findings are depicted below:

Change in PANSS Scores from baseline to Week 4 for each of the five Marder factors; * P<0.05, ** P<0.01 versus placebo.

Safety and Tolerability Results

In the Phase 2 trial, LB-102 was generally well tolerated. Safety was assessed through TEAEs, and EPS was assessed through TEAEs as well as the Simpson-Angus Scale, or SAS, the Barnes Akathisia Rating Scale, or BARS, and the Abnormal Involuntary Movement Scale, or AIMS. The majority of TEAEs were mostly transient and mild to moderate in severity. TEAEs were defined as any adverse event that began on or after the first dose of trial medication, or any pre-existing condition that reappeared during the treatment period and up to 14 days following the last dose. TEAEs were reported in 56% (placebo), 69% (50 mg), 57% (75 mg), and 75% (100 mg) of participants. The most commonly reported TEAEs were psychiatric neurological conditions that many participants were experiencing at the time of enrollment. Weight increase was the only TEAE to occur in at least 5% of the total population and at a rate at least twice that observed with placebo (LB-102 50 mg at 12.1%; LB-102 75 mg at 7.4%; LB-102 100 mg at 8.3%; placebo at 3.7%). This TEAE includes any weight increase without a threshold. Over the course of the trial, we observed approximately 1.6 kg placebo-adjusted weight gain on a last observation carried forward basis. Despite the weight gain observed in the four-week trial, no clinically meaningful signal in metabolic parameters such as cholesterol, LDL, HDL, triglycerides or fasting glucose were observed. The discontinuation rate reached approximately 18% during the treatment period (four weeks) and approximately 27% when taking into account up to 14 days following the last dose. The most common comorbid medical conditions at baseline were insomnia (74.1%), anxiety (58.8%), headache (40.1%), depression (32.9%), and agitation (30.1%). Comorbid conditions at study entry enriched the reporting of TEAEs in our trial. Because TEAEs were defined as any adverse event that began on or after the first dose of trial medication, or any pre-existing condition that reappeared during the treatment period and up to 14 days following the last dose, the rates of certain AEs, such as insomnia, appear elevated in both placebo and LB-102 patients. Change from baseline to Week 4 in SAS, AIMS, and BARS demonstrated no difference between treatment arms and placebo and there were no reports of orthostasis among patients treated with LB-102 in the trial. The following table summarizes the adverse events from the trial:

Adverse Events	50 mg (N=107)	75 mg (N=108)	100 mg (N=36)	Placebo (N=108)
Insomnia	27 (25.2%)	23 (21.3%)	14 (38.9%)	24 (22.2%)
Headache	12 (11.2%)	9 (8.3%)	2 (5.6%)	10 (9.3%)
Anxiety	10 (9.3%)	9 (8.3%)	4 (11.1%)	9 (8.3%)
Agitation	11 (10.3%)	6 (5.6%)	4 (11.1%)	10 (9.3%)
Weight increase	13 (12.1%)	8 (7.4%)	3 (8.3%)	4 (3.7%)
Hyperprolactinemia	11 (10.3%)	8 (7.4%)	6 (16.7%)	0
Blood creatine phosphokinase increased	4 (3.7%)	1 (0.9%)	2 (5.6%)	3 (2.8%)
Alanine aminotransferase increased	3 (2.8%)	1 (0.9%)	2 (5.6%)	1 (0.9%)
Somnolence	1 (0.9%)	4 (3.7%)	2 (5.6%)	0
Constipation	4 (3.7%)	1 (0.9%)	2 (5.6%)	0

TEAEs reported in 5% or more of patients in any cohort.

Ten participants reported TEAEs leading to withdrawal, including two in each of the placebo and 50 mg cohorts as well as three in each of the 75 mg and 100 mg cohorts. There were five reported serious adverse events, or SAEs, overall with two SAEs in the placebo cohort (psychotic disorder and death), one SAE in the 50 mg cohort (suicidal ideation – deemed possibly related to treatment), one SAE in the 75 mg cohort (dystonia – deemed possibly related to treatment) and one SAE in the 100 mg cohort (psychotic disorder – deemed not related to treatment). The incidence of TEAEs was similar across groups, with most events being mild or moderate.

Because of the frequency of certain adverse events associated with schizophrenia medications, we identified adverse events of special interest, such as EPS (including akathisia), sedation, adverse events associated with a prolactin increase, and QT interval corrected for heart rate, or QTcF, prolongation. These adverse events are depicted in the tables below.

EPS

Number of subjects (% of treatment group)
Preferred Term	50 mg (N=107)	75 mg (N=108)	100 mg (N=36)	Placebo (N=108)

Dystonia	0	3 (2.8%)	1 (2.8%)	1 (0.9%)

Akathisia	1 (0.9%)	2 (1.8%)	0	1 (0.9%)

Extrapyramidal disorder	0	1 (0.9%)	1 (2.8%)	2 (1.9%)

Total EPS	1 (1.0%)	6 (5.6%)	2 (5.6%)	4 (3.7%)

AEs Related to Prolactin Increase

Number of subjects (% of treatment group)
Preferred Term	50 mg (N=107)	75 mg (N=108)	100 mg (N=36)	Placebo (N=108)

Galactorrhea	2 (1.9%)	1 (0.9%)	0	0

Breast enlargement	0	0	1 (2.8%)	0

Erectile dysfunction	0	0	1 (2.8%)	0

Total related to Prolactin	2 (1.9%)	1 (0.9%)	2 (5.6%)	0

Sedation

Number of subjects (% of treatment group)
Preferred Term	50 mg (N=107)	75 mg (N=108)	100 mg (N=36)	Placebo (N=108)
Sedation	0	1 (0.9%)	0	0

QTcF Prolongation

QTcF from Baseline at Day 28 (ms)
	50 mg (N=107)	75 mg (N=108)	100 mg (N=36)	Placebo (N=108)
Baseline	393.4	394.7	390	393.5
Day 28	4.9	4.3	5.4	1.2

Stopping criteria were not met at any dose level.

Exploratory Endpoints

We also included a measure of cognitive performance as an exploratory endpoint in our Phase 2 trial. This analysis utilized the CogState Computerized Schizophrenia Battery of Tests, a well validated measure of cognitive ability in subjects with schizophrenia. Patients had one practice session during the screening visit and completed the actual test on the first day of treatment (Day 1), the baseline assessment, and again on the last day of treatment (Day 28), the final assessment. The CogState battery of tests utilized in our Phase 2 trial consisted of five tests designed to evaluate psychomotor function, memory, attention, working memory, and executive function. Test completion rate, one measure of quality control, was greater than or equal to 99% for each test across baseline and Day 28 visits. The test performance pass rate, another metric of quality control where data for a complete test is compared to expected rates of performance, was generally high for each test, with rates ranging from 92.4 to 99.4%. As part of our analysis of this data and consistent with other published literature utilizing the same CogState battery of tests, we conducted a post-hoc analysis in which we computed a global composite effect size, or overall improvement in cognitive performance, versus placebo. The analysis was completed in all patients who completed the planned 4 weeks of treatment and completed all scheduled cognition and PANSS assessments and did not enrich for patients with higher levels of cognitive impairment at baseline. After 4 weeks of treatment with LB-102, a robust, dose-dependent, and significant treatment effect size was identified in the completer population for all doses of LB-102 compared with placebo. Results of this analysis are highlighted in the table below.

Dose	Effect Size versus Placebo	p-value	n
50 mg	0.26	0.0476	90
75 mg	0.41	0.0027	83
100 mg	0.66	0.0018	23

A limitation of interpreting improvements in cognitive performance in the setting of treatment for acute schizophrenia is the potential that improvements in schizophrenia symptoms lead to improvements in cognitive performance. To examine the extent to which drug-related improvement in general cognitive performance was an indirect consequence of the effect of LB-102 on total schizophrenia symptoms (PANSS total score), and consistent with other therapeutics that have evaluated global cognitive performance in acute schizophrenia, we conducted a post hoc linear regression analysis comparing changes in global cognitive performance with changes in PANSS total score following treatment with LB-102. This analysis demonstrated a weak (near-zero) correlation between these measures suggesting that improvements in cognitive performance observed in our Phase 2 trial were unlikely to have been driven by improvements in schizophrenia symptoms. To further explore this, we also conducted a post-hoc mediation analysis that was designed to assess whether the improvement in cognitive performance, as measured by the Global Cognition composite score, was a direct effect of LB-102 or an indirect consequence of the effect of LB-102 on total schizophrenia symptoms. Results of the analysis demonstrated that the cognitive benefit was primarily, and statistically significantly, a direct effect of LB‑102.

We believe that the magnitude of improvement in cognitive performance observed in this trial, the dose-dependent effect, and the post hoc linear regression and mediation analyses all support the further evaluation of the potential cognitive impacts of LB-102 in schizophrenia including in patients who have been stabilized with respect to positive symptoms of the disease. We are encouraged by the improvements observed in cognitive performance in this trial and intend to further investigate the effects of LB-102 on cognition in schizophrenia, bipolar depression, and adjunctive MDD. Improvements in cognitive performance, if replicated in our subsequent clinical trials, have the potential to further support the differentiation of LB-102.

Phase 3 NOVA-2 Trial of LB-102 in Acute Schizophrenia and Planned Additional NDA-Enabling Studies

We initiated a six-week Phase 3 trial (NOVA-2) of LB-102 in participants with acute schizophrenia in March 2026, which we believe, if positive, may be sufficient to support a regulatory approval application along with our Phase 2 trial and other NDA-enabling activities. The Phase 3 trial is a three-arm, inpatient, double-blinded, placebo-controlled, oral once-daily dose of LB-102 in patients with acute schizophrenia, with a six-week treatment duration. To better inform potential future commercial use of LB-102, we are studying the effects of two doses, 50 mg LB-102 or 100 mg LB-102, versus placebo in this trial, and patients will be randomized in a 1:1:1 ratio across the three arms of the trial. All patients will start at their assigned dose level without titration. The sample size will be approximately 460 patients. We designed our Phase 3 to leverage the operational framework of our Phase 2 trial. We are conducting this trial entirely in the United States at approximately 25 sites, a similar number of sites as were utilized in our Phase 2 acute schizophrenia trial and there is a significant overlap between the sites utilized in our Phase 2 trial and those we are utilizing in the Phase 3 trial.

The primary endpoint of the trial is change from baseline in total PANSS score at Day 42. To mitigate the risk of an elevated placebo response in this trial, we are employing the same strategies which proved effective in our Phase 2 acute schizophrenia trial including consistent, frequent, and close engagement with clinical sites, the use of two third-party vendors (including the one used in our Phase 2 trial) to help identify and exclude professional patients from the trial, and a centralized review of PANSS ratings to ensure consistency and quality control throughout the trial. Secondary endpoints include CGI-S, PANSS positive and negative subscales, Marder factor scores, the Personal and Social Performance Scale, or PSP, and cognition as well as safety and tolerability. We believe that the 6-week duration of this Phase 3 trial has the potential to further improve PANSS reductions observed following treatment with LB-102 given that in our Phase 2 trial, the PANSS score in the LB-102 treated arms declined at a faster rate than placebo through the 28-day duration of our Phase 2 trial. We expect to report topline data from the trial in the second half of 2027. Concurrently with the Phase 3 trial we expect to run an outpatient, open label trial (NOVA-3) to accrue the requisite safety population required to support NDA submission as well as other clinical and non-clinical studies typically required by FDA at the time of approval. To support approval, the safety population must include at least 1,500 cumulative patient exposures to LB-102, including at least 100 patients with greater than or equal to one year of exposure and 300 patients with greater than or equal to six months of exposure. As a result, we expect to enroll approximately 900 patients in our planned open label safety trial. If our Phase 3 trial is positive, we plan to hold a pre-NDA meeting with the FDA in the first quarter of 2028 to seek agreement from FDA on the suitability of our data to support an NDA submission for the treatment of schizophrenia with potential for submission of such NDA thereafter.

LB-102 for the Treatment of Mood Disorders: Bipolar Depression and MDD

Beyond the potential advantages in treating schizophrenia, we believe there is significant potential for LB-102 as a treatment for mood disorders.

It is widely recognized that episodes of major depression whether unipolar (as in MDD) or bipolar (as in bipolar depression) are characterized by a similar imbalance in the neurotransmitters serotonin, noradrenaline, and dopamine, regardless of the underlying pathophysiology of the disease.

Based on existing third-party data investigating amisulpride and a non-racemic form of the drug as a treatment for several types of depression, including bipolar depression, and the approval of amisulpride in multiple countries outside of the United States for the treatment of dysthymia, a form of persistent depression, we have identified bipolar depression and adjunctive treatment for MDD as our next development opportunities for LB-102.

We believe LB-102’s strong and selective antagonism of the D2, D3, and 5HT7 receptors makes it well suited for treating bipolar depression, providing potential control of psychosis and mania through its effects on D2 and potential for antidepressive and pro-cognitive effects through its antagonism of 5HT7 and D3. This receptor binding profile also supports the development of LB-102 as a potential treatment for adjunctive MDD. Moreover, at low doses, LB-102 and amisulpride have selectivity for pre-synaptic autoreceptors that serves to increase dopamine signaling which is underactive in depression. We believe this mechanistic profile supports the potential for efficacy for both depressive and residual symptoms such as anhedonia and cognitive impairment, which remain key unmet needs in the treatment of both bipolar depression and MDD.

Results from our Phase 2 trial of LB-102 in acute schizophrenia further support the potential differentiation of LB-102 in bipolar depression and adjunctive MDD where burdensome side effects and residual symptoms of anhedonia and cognitive impairment remain significant unmet needs. In this trial, LB-102 demonstrated strong antipsychotic activity, robust effects on negative symptoms and cognitive performance and a favorable tolerability profile, characterized by low rates of EPS (including akathisia), minimal sedation, and few gastrointestinal side effects.

Amisulpride is approved for the treatment of dysthymia, a form of depression, in certain countries outside of the United States and has been shown to be as effective as certain approved agents for MDD and dysthymia. We believe that results in dysthymia and MDD provide strong scientific and clinical rationale for development of LB-102 in the treatment of depressive episodes associated with bipolar disorder or bipolar depression as well as adjunctive MDD.

Additionally, among the five antipsychotics currently approved for schizophrenia and MDD or treatment resistant depression that were also studied in late-stage bipolar depression trials (quetiapine, cariprazine, aripiprazole, lumateperone, and olanzapine), four out of five, or 80%, generated positive data for the treatment of bipolar depression. There is also widespread use of amisulpride in mood disorders, with approximately 20% of the at least two million monthly prescriptions in Europe written for mood disorder indications, with approximately 3.4% of prescriptions in Europe written for bipolar disorder and 16.2% for depression.

A non-racemic form of amisulpride showed strong antidepressant activity in two independent third-party, placebo-controlled bipolar depression trials with an approximately 17 to 18-point reduction in MADRS from baseline observed in each trial. The non-racemic form of amisulpride has been shown to be substantially similar to amisulpride in preclinical models. We believe that the approval of amisulpride in the United Kingdom for the treatment of psychosis and mania serves as additional supportive evidence for the broader utility of LB-102 to treat neuropsychiatric disorders such as bipolar depression.

Our ongoing Phase 2 trial for bipolar depression is designed to compare a fixed-flexible dose of LB-102 with placebo. This trial design allows us to evaluate two doses of LB-102 in one arm of the trial, thereby increasing the chances for a patient to derive clinical benefit from treatment with LB-102, while retaining the advantages of a two-arm trial, which is known to mitigate the risk of a high placebo rate. Flexible dose trials typically have better signal detection than fixed dose trials for depression. A third-party study from 2003 examined if the dosing schedule (either a fixed dose or a flexible dose), in an antidepressant clinical trial affects the frequency with which antidepressants show statistical superiority over placebo. In flexible dose trials, 59.6% (34/57) of the antidepressant treatment arms were statistically significant compared to placebo. In contrast, in the fixed dose trials, only 31.4% (11/35) of the antidepressant treatment arms were statistically significant compared to placebo. These data suggest a significantly lower magnitude of symptom reduction with placebo in flexible dose trials compared to fixed dose trials.

We believe LB-102 has the potential to provide improved tolerability and clinical activity in bipolar depression and adjunctive MDD compared to currently available treatments worldwide, which are associated with troubling adverse events and insufficient efficacy for certain symptoms, including anhedonia and cognitive impairment associated with the diseases.

Bipolar Depression

Overview and Disease Background

People living with bipolar depression experience extreme shifts in mood, energy, and behavior, alternating between manic and depressive states. There are two types of bipolar disorder, distinguished as bipolar 1 and 2, which are characterized by chronically occurring episodes of mania or hypomania alternating with depression. To be diagnosed with bipolar 1 disorder, a person must experience a manic episode defined as a distinct period of persistently elevated or irritable mood with increased activity or energy lasting for at least seven days or requiring hospitalization. The manic episode may be preceded or followed by a hypomanic or major depressive episode. A bipolar 2 disorder diagnosis is based on experiencing hypomanic episode and major depressive episode without a manic episode. Manic episodes are markedly more severe than hypomanic episodes.

People experiencing a manic episode may have a highly inflated sense of self-worth or self-esteem, talk quickly and rapidly shift from one idea to the next, have trouble concentrating, be easily distracted, have a decreased need for sleep, engage in reckless or risk-taking behavior and have a fixed or mistaken grandiose or persecutory belief. During a depressive episode, a person may experience poor concentration, feelings of excessive guilt or low self-worth, hopelessness about the future, thoughts of dying or suicide, disrupted sleep, changes in appetite or weight and feeling very tired or low in energy. Approximately 60% of patients with bipolar depression have cognitive deficits or anhedonia. For those living with bipolar disorder, an estimated 82.9% have serious impairment due to the disease, the highest percent of serious impairment among all mood disorders, indicating there is significant need for new and better treatment options.

Limitations of Current Treatments for Bipolar Depression

Worldwide, it is estimated that 40 million people live with bipolar disorder. In the United States, an estimated 2.8%, or approximately seven million people, experience bipolar disorder in a given year. Stigma and discrimination against people with bipolar disorder are widespread, which can undermine access to treatment. Although with proper treatment, recovery is possible. Mood stabilizers and antipsychotic drugs which are the mainstay for treatment of bipolar disorder, have been shown to help manage periods of acute mania as well as depression. Based on third-party market research conducted for us, an important advantage of certain antipsychotic drugs in the treatment of bipolar depression is the ability to control depressive symptoms while preventing the emergence of mania. Antidepressants, such as selective serotonin reuptake inhibitors, can be effective in controlling depressive symptoms but also carry a risk of triggering manic events and therefore are typically reserved for later lines of therapy. This market research, together with an advisory board that we held, also highlight unmet needs in the treatment of bipolar depression in areas of anhedonia and cognition. These unmet needs include fewer adverse events, better efficacy, including improvements in cognition and anhedonia, improved compliance to treatment, and a desire for therapies with novel mechanisms of action. Bipolar depression patients have higher baseline levels of function than schizophrenia patients and as a result the adverse events such as EPS and sedation which are commonly associated with current approved therapeutics can be particularly challenging for these patients.

Phase 2 ILLUMINATE-1 Trial of LB-102 in Bipolar 1 Depression

We initiated a Phase 2 trial (ILLUMINATE-1) of LB-102 in participants with depressive episodes associated with bipolar 1 disorder or bipolar depression in February of 2026, which we believe, if positive, could potentially support a regulatory approval for the treatment of bipolar depression as a monotherapy along with an additional Phase 3 trial. We plan to report topline data for this trial in the first quarter of 2028 and, subject to positive results from the trial, meet with the FDA to discuss trial results at an end-of-Phase 2 meeting thereafter. The Phase 2 trial is an outpatient, two-arm, double-blinded, placebo-controlled trial, testing an oral, once-daily fixed-flexible dose of LB-102 in patients with depressive episodes associated with bipolar 1 disorder, with six-week treatment duration. We plan to enroll approximately 320 patients and conduct this trial entirely in the United States at approximately 30 sites. Patients are being randomized in a 1:1 ratio to LB-102 or placebo.

Across most atypical antipsychotics, bipolar depression doses are usually approximately 50% lower than schizophrenia doses to keep D2 receptor occupancy at a level that lowers the potential for EPS (including akathisia) yet high enough for antidepressant benefit. This is the dosing model that was used by Vraylar and Latuda, both of which are approved for schizophrenia and bipolar depression. In contrast, Caplyta, another drug approved for use in both schizophrenia and bipolar depression, utilized the same dose in both indications, in part because of its low rates of EPS. In selecting doses for our Phase 2 trial, we are blending these two paradigms. We are initiating all patients on half the lowest dose used in our acute schizophrenia trial (25 mg). Importantly, we believe that results of our Phase 2 schizophrenia trial, which demonstrated <1% EPS (including akathisia) and no sedation or orthostasis even at 50 mg, provide us an opportunity to explore that dose in bipolar depression. This is similar to Caplyta, which obtained approval for a single dose across both indications.

Our Phase 2 ILLUMINATE-1 trial design of LB-102 in bipolar 1 depression is as follows:

As shown above in our Phase 2 trial, all patients randomized to receive LB-102 are beginning treatment at 25 mg for the first three weeks of the trial. At the end of Week 3, if a patient has not improved based on a protocol guided set of specific items in the Clinical Global Impression-Bipolar Illness, or CGI-BP, scale and the patient is tolerating the drug, the dose of LB-102 will be increased in this patient to 50 mg for the remaining three weeks of the trial, subject to an allowance for up to one dose reduction for safety reasons. This trial design allows us to evaluate two doses of LB-102 in a single arm of the trial, thereby increasing the chances for a patient to derive clinical benefit from treatment with LB-102, while retaining the advantages of a two-arm trial, which is known to mitigate the risk of a high placebo rate. The primary endpoint is MADRS-10 and will compare all LB-102 treated patients regardless of the dose received versus placebo. Secondary endpoints will include MADRS-6, CGI-BP-S, cognitive performance, anhedonia, as well as safety and tolerability, utilizing specific scales dedicated to the measurement of anhedonia and cognitive performance. We have designed this trial to highlight what we believe will be differentiating attributes of LB-102 in bipolar depression. Specifically, we are targeting competitive MADRS-10 versus other approved agents, improved tolerability as evidenced by lower rates of sedation and gastrointestinal side effects compared with other approved agents, a rate of EPS (including akathisia) consistent with what we observed in our schizophrenia Phase 2 trial, and the potential to demonstrate improvements in anhedonia and cognition versus placebo, which we believe could address important unmet needs in this disease.

Flexible dose trials typically have better signal detection than fixed dose trials for depression. A third-party study from 2003 examined if the dosing schedule (either a fixed dose or a flexible dose), in an antidepressant clinical trial affects the frequency with which antidepressants show statistical superiority over placebo. In flexible dose trials, 59.6% (34/57) of the antidepressant treatment arms were statistically significant compared to placebo. In contrast, in the fixed dose trials, only 31.4% (11/35) of the antidepressant treatment arms were statistically significant compared to placebo. These data suggest a significantly lower magnitude of symptom reduction with placebo in flexible dose trials compared to fixed dose trials. To further reduce the potential for an elevated placebo rate, we are employing many of the same strategies which proved effective in our Phase 2 acute schizophrenia trial including consistent, frequent, and close engagement with clinical sites, the use of two third-party vendors (including the one used in our Phase 2 trial) to help identify and exclude professional patients from the trial, and a centralized review of MADRS ratings to ensure consistency and quality control throughout the trial. We are also utilizing remote structured assessments to enhance enrollment precision in our clinical trial, which has been shown to reduce placebo response rates.

Following a successful Phase 2 trial, we believe that a single additional Phase 3 trial could support an approval for LB-102 as a monotherapy to treat bipolar depression. We expect an additional Phase 3 trial to be required to support approval as an adjunctive therapy for bipolar depression. Following a successful Phase 2 trial, we may also consider conducting two Phase 3 trials in bipolar depression, one as a monotherapy and one as an adjunctive therapy in combination with mood stabilizers, a commonly used treatment for bipolar depression. Based on historical precedent, we expect to be able to utilize the safety dataset that we generate from clinical trials across all indications to support a potential approval for LB-102 in bipolar depression as the doses utilized in our bipolar depression trial will be similar to those utilized in our other clinical trials. As a result, the ability to leverage the safety data set generated as part of the schizophrenia development program has potential to streamline the cost and timeline to approval for bipolar depression.

Major Depressive Disorder

Overview and Disease Background

MDD is a common and serious mood disorder and the leading cause of disability worldwide, impacting 280 million people globally and approximately 20 million people in the United States. MDD is characterized by persistent depressed mood and loss of interest. It can significantly impair how individuals feel, think and behave, with substantial impacts on daily functioning and quality of life. While some patients achieve an initial or adequate response with currently available therapies, a large proportion experience clinically meaningful residual symptoms and tolerability limitations.

MDD can lead to lost work productivity and increased morbidity and mortality due to direct effects (e.g., increased risk of suicide, reduced functional behaviors and interpersonal relationships) and indirect effects (e.g., increased prevalence of diabetes) of the disease. Over 10 million people in the U.S. reported experiencing a MDD episode with “severe impairment” that resulted in an inability to manage to home, work, have relationships with others or have a social life

Limitations of Current Treatments for MDD

With currently available treatments, approximately 60% of patients experience two or more residual symptoms and 45%-70% experience cognitive dysfunction and/or anhedonia. It is estimated that of the approximately 20 million adults in the U.S. that have been diagnosed with MDD, approximately 60%, or approximately 12 million receive drug therapy. While some patients achieve an initial or adequate response with currently available therapies, a large proportion experience clinically meaningful residual symptoms and tolerability limitations. With currently available treatments, approximately 60% of patients experience two or more residual symptoms and 45%-70% experience cognitive dysfunction and/or anhedonia (e.g., reduced capacity to experience pleasure or interest in previously enjoyed activities). For patients with inadequate response to therapy, a second medication is frequently added to the existing medication regime, often targeting complementary neurochemical pathways with a goal of achieving broader and more durable symptom control. Of the 12 million patients receiving drug therapy, approximately 50% require second-line treatment, with 70% of that group requiring third-line treatment. With approximately six million patients requiring second-line treatment and four million requiring third-line treatment, there is a large addressable patient population whose needs are not met by the currently available therapies.

Phase 2 Trial of LB-102 in Adjunctive MDD

We intend to initiate a Phase 2 clinical trial of LB-102 as an adjunctive treatment MDD. The planned Phase 2 trial is expected to be a multi-center, randomized, double-blind, placebo-controlled trial with fixed- and flexible-doses and is designed to evaluate the efficacy and safety of two doses of LB-102 (15 mg and 25 mg given once daily) for the treatment of patients with MDD experiencing inadequate response after 1-2 prior trials with standard antidepressant therapy.

Our Phase 2 trial design of LB-102 in adjunctive MDD is as follows:

The two-arm, six-week, outpatient trial is expected to enroll approximately 380 patients with MDD at approximately 50 sites in the U.S. and Europe. Patients will be randomized 1:1 to receive either LB-102 or placebo in addition to standard antidepressant therapy. The primary endpoint is the Montgomery–Åsberg Depression Rating Scale (MADRS)-10 at week six. The primary statistical analysis will compare results from all patients receiving LB-102, regardless of dose, with placebo. Secondary endpoints include Clinical Global Impression-Improvement/Clinical Global Impression-Severity, anhedonia, function, cognition, safety and tolerability.

The Company believes LB-102 has potential for a favorable benefit–risk profile as an adjunctive treatment for major depressive disorder as compared to currently available antipsychotic therapies based on its strong mechanistic rationale, validating clinical and real-world experience with amisulpride and supportive results from its previously completed Phase 2 schizophrenia trial. We plan to initiate this trial in early 2027 and expect to report topline data in the first half of 2029.

Future Development Opportunities of LB-102

Potential Additional Indications for LB-102

In addition to schizophrenia, bipolar depression and adjunctive MDD, we are exploring the possibility of testing LB-102 in other neuropsychiatric disorders such as predominantly negative symptoms of schizophrenia, Alzheimer’s disease psychosis and agitation, as well as other neuropsychiatric diseases

We are assessing LB-102 as a potential treatment for psychosis and agitation in Alzheimer’s disease. A third-party clinical trial published in 2018 in The Lancet studying the efficacy of amisulpride in treating elderly patients with very late-onset schizophrenia-like psychosis showed that over 12 weeks, there was a statistically significant 7.7-point improvement in the BPRS (Brief Psychiatric Rating Scale, a prior iteration of the PANSS) for amisulpride as compared to placebo. Importantly, amisulpride was well-tolerated in this vulnerable elderly population, where the average age in this trial was 81. Another third-party clinical trial, published in 2017, explored dose levels of off-label use of amisulpride in treating older people with Alzheimer’s disease-related psychosis. The clinical trial showed a reduction in symptoms was associated with amisulpride concentration and D2/D3 occupancy. To further investigate the potential of LB-102 in Alzheimer’s disease, we will need to conduct a Phase 1 trial to evaluate the pharmacokinetics and safety of LB-102 in a healthy elderly population (aged 65 and older). It is estimated that approximately 40% of the approximately seven million Americans with Alzheimer’s disease experience psychosis or agitation.

While our current schizophrenia clinical program is designed to investigate LB-102 as a treatment for people experiencing the acute phase, or positive symptoms, of schizophrenia, we believe LB-102 also has potential to address predominantly negative symptoms based on the results from our Phase 2 trial and clinical experience to date with amisulpride, an indication with significantly fewer treatment options. Amisulpride demonstrated a statistically significant benefit versus placebo in three independent third-party placebo-controlled trials in patients with predominantly negative symptoms with treatment durations ranging from six weeks to six months. We are also encouraged by the magnitude of improvement in cognitive performance we have observed to date in our schizophrenia trials and are also assessing the potential to study LB-102 as a treatment for cognitive impairment of schizophrenia, an indication for which there are no approved therapies. In both negative symptoms of schizophrenia and CIAS, we will need to study LB-102 in patients who have been stabilized with respect to the positive symptoms of their disease.

Potential New Formulations of LB-102

We are also developing an LAI formulation of LB-102, which may improve treatment adherence, a common issue in patients with schizophrenia and bipolar disorder. LB-102’s consistent dopamine receptor engagement over 24 hours and the lower administered dose may allow LB-102 to be administered as an LAI. We believe an effective LAI form of LB-102 has the potential to benefit patients worldwide, as relatively few approved agents are available as long-acting formulations. The American Psychiatric Association recommends injectable formulations in circumstances where doing so will improve adherence, decrease mortality, reduce hospitalization risk, and decrease treatment discontinuation rates.

We believe LAI formulations can have additional benefits in treating symptoms of schizophrenia, such as consistent drug exposure, which is potentially beneficial compared to orally dosed antipsychotic drugs, as it relieves the requirement for patients or their care partners to rely on often self-enforced daily oral dosing to maintain efficacy. The latest guidance from the American Psychiatric Association calls for the use of LAI with patients who have a history of poor adherence. Using LAI antipsychotic drugs to treat schizophrenia patients may decrease mortality risk, reduce hospitalization risk, and decrease rates of treatment discontinuation. We believe such a formulation of LB-102 would potentially benefit patients both in the United States and globally. We have commenced LAI formulation development and expect to continue these efforts in 2026. We believe that the success of the 50 mg dose in our Phase 2 acute schizophrenia trial affords the opportunity to develop an LAI.

Market Opportunity

The United States market for branded antipsychotic drugs in 2024 was approximately $12 billion, where despite the widespread use of generic drugs, several branded antipsychotic drugs each generate sales in excess of $1 billion per year. The chart below depicts the market share of branded antipsychotic drugs in the United States for 2024 in terms of revenue.

Total 2024 Revenue in US (%)
Vraylar, 27%
($3.3B rev)
Abilify, 14%
($1.7B rev)
Rexulti, 13%
($1.5B rev)
Caplyta, 6%
($0.7B rev)
All other
antipsychotics, 40%

United States market for branded antipsychotic drugs – 2024.

Among the schizophrenia drugs with greater than $1 billion in sales, all have approvals in additional indications beyond schizophrenia, such as mood disorders. In addition, these drugs generally received their initial approval in schizophrenia prior to their approvals in mood disorders. It is well recognized that in the United States, antipsychotic drugs have higher prices than antidepressants, such as the selective serotonin reuptake inhibitors. Vraylar, Abilify, Rexulti, and Caplyta are approved in the United States for the treatment of schizophrenia and adjunctive MDD in adults. Beyond schizophrenia and MDD, Vraylar, and Caplyta are approved for the treatment of bipolar depression.

The high incidence of schizophrenia, inadequate clinical response, and side effects from current therapeutics lead to a discontinuation rate of 74% within 18 months of treatment and present a clear market opportunity for more effective schizophrenia drugs that are well-tolerated. Switching treatment is also common in bipolar depression. For example, market research that we conducted suggests that approximately 61% of bipolar depression patients have switched therapies at least once.

Several factors, including new diagnoses, inadequate responses, and high discontinuation rates contribute to a significant market opportunity for effective schizophrenia drugs.

Additionally, data from 2023 show that despite limited marketing efforts, there were at least two million monthly prescriptions per year for amisulpride in the European Union. We believe that amisulpride’s continued use as an agent for the treatment of schizophrenia outside of the United States over the past 25 years supports the significant commercial potential of LB-102, if approved.

License and Other Agreements

Royalty Agreements

In July 2016, we entered into several Royalty Participation Agreements, or the Original Royalty Agreements, with certain of our existing investors, co-founders, former and current directors, and former and current executive officers, including Zachary Prensky, Andrew Vaino, Ph.D., and Marc Panoff, for royalties payable, in the aggregate, of up to 5.0% of future commercial worldwide sales of LB-102. In this transaction, we received $0.2 million in cash in exchange for the certificate holders receiving convertible notes with a face value of $0.2 million, shares of our common stock and the future royalties provided for in the Original Royalty Agreements. The future royalty payments provided for in the Original Royalty Agreements had an expiration date of December 31, 2037. The royalties were transferable upon surrender of the royalty certificate accompanied by written and notarized instructions of the transfer, provided that the certificate holder could not transfer to any individual or entity (i) to which it was unlawful for us to make such payments or (ii) that owned, controlled or possessed voting rights in the aggregate of more than 10% of our common stock. We had the option to purchase all issued and outstanding royalty certificates under the Original Royalty Agreements by way of a tender offer to all such holders, which would become binding at such time as the holders of two-thirds of all outstanding royalty interests agreed in writing to accept such tender offer.

In August 2023, contemporaneously with the closing of the Series C financing, we entered into several Amended and Restated Royalty Agreements to remove the expiration date and modify royalties payable to certificate holders in the aggregate amount of up to 2.75% of net sales of LB-102 through December 31, 2035 and increasing to up to 3.25% of net sales in 2036 and thereafter. Net sales are defined in these agreements as the gross payments received on total commercial sales of LB-102 less certain standard deductions, whether received by us or any licensee of LB-102. None of the proceeds from the Series C financing were allocated to the certificate holders as the investors in the Series C financing are not parties to the Original Royalty Agreements or the Amended and Restated Royalty Agreements. Each certificate holder has the same rights and obligations as the other holders except with respect to its individual royalty amount that may come due from us if we generate any revenue from future sales of LB-102. The certificate holders may not transfer rights under the applicable Amended and Restated Royalty Agreement to any individual, entity, corporation, partnership or any other such organization without our written consent, which shall not be unreasonably withheld. We may purchase all issued and outstanding royalty certificates under the Amended and Restated Royalty Agreements by way of a tender offer to all such holders, which will become binding at such time as the holders of two-thirds of all outstanding royalty interests thereunder agree in writing to accept such tender offer.

Intellectual Property

Overview

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including by seeking, maintaining, enforcing and defending patent rights. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidate that are important to the development and implementation of our business. We also rely, in part, on trade secrets and know-how relating to our proprietary technology and product candidate, continuing innovation, and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of precision psychiatry and neuropsychiatric drug development; however, trade secrets are difficult to protect and provide us with only limited protection. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements, to preserve the confidentiality of our trade secrets, and defend and enforce our proprietary rights, including any patents that we own or may obtain in the future. Intellectual property rights may not address all potential threats to our competitive advantage.

As of March 1, 2026, we owned approximately 51 patents and pending patent applications in the United States and foreign jurisdictions, including seven issued U.S. patents and 14 issued foreign patents. The issued patents, or patents that may be issued from the pending patent applications, are expected to expire between 2037 and 2047, without taking into account potentially available patent term adjustments or extensions in the United States and other countries, and assuming payment of all appropriate maintenance, renewal, and annuity fees. We expect the patent term adjustment or extension to be up to five years. Forty-three of the patents and pending patent applications relate directly to LB-102. Additionally, we own two U.S. patents that are directed to open-ring derivative compounds of LB-102. The two U.S. patents claim open-ring derivative compounds of LB-102 as compositions of matter and methods of using these derivative compounds in the treatment of schizophrenia and other mental illnesses. In addition, there are two patent applications pending in Hong Kong, one patent issued in China, and one patent application pending in China, the European patent office, and Taiwan, respectively, that are directed to uses of the R-enantiomer of LB-102. These patent applications cover methods of using the R-enantiomer of LB-102 in treating schizophrenia and other mental illnesses, such as depression, bipolar disorder, Tourette’s syndrome, schizoaffective disorder, Parkinson’s psychosis, Alzheimer’s psychosis, oppositional defiant disorder, personality disorder, childhood schizophrenia, dysthymia, treatment resistant schizophrenia, chronic fatigue syndrome, and predominantly negative symptoms of schizophrenia.

Product Candidate Patent Portfolio

LB-102

As of March 1, 2026, we owned approximately 43 patents and pending patent applications in the United States and foreign jurisdictions relating to LB-102, including five issued U.S. patents and thirteen issued foreign patents, three pending U.S. patent applications, twenty pending foreign applications, and two pending Patent Cooperation Treaty, or PCT, applications.

We own all of the following patents and pending patent applications directed to LB-102, which are summarized below:

Indication(s)	Subject Matter	Projected Expiration Date*	Issued or Pending Patent Applications/ Jurisdiction
Schizophrenia and other mental illnesses	Composition of Matter and Method of Treatment	2037

Respectively, one patent issued in each of the following: Australia, Brazil, EPO, Indonesia, Japan, Republic of Korea, and Singapore, two patents issued in China, Hong Kong, and Malaysia, and five patents issued in the United States; one patent application pending in each of the following: Australia, Brazil, Malaysia, New Zealand, and the United States; and two patent applications pending in Singapore.

	Method of Treatment	2042

Respectively, one patent application pending in each of the following: Australia, Brazil, Canada, China, EPO, Japan, Republic of Korea, Malaysia, New Zealand, Singapore, and the United States; and two patent applications pending in Hong Kong

	Method of Treatment (Poor Cognition)	2044	One PCT application pending; and one application pending in Taiwan.
	Method of Treatment	2046	One PCT application pending; one patent application pending in Taiwan; and one provisional application pending in the United States.
	Composition of Matter	2047	One provisional patent application pending in the United States

* Projected expiration dates are based on issued patents or patents that may be issued from pending patent applications, and do not take into account possible patent term adjustments, extensions, or terminal disclaimers and assumes payment of all appropriate maintenance, renewal, and annuity fees.

With respect to LB-102, our U.S. and foreign patents and pending patent applications cover claims directed to composition of matter, and method of treating schizophrenia and other mental illnesses such as depression, bipolar disorder, Tourette’s syndrome, schizoaffective disorder, Parkinson’s psychosis, Alzheimer’s psychosis, oppositional defiant disorder, personality disorder, childhood schizophrenia, dysthymia, resistant schizophrenia, and chronic fatigue syndrome. The issued patents covering the composition of matter of LB-102 and method of treating schizophrenia are expected to expire in 2037, and any patents that may be issued from the pending patent applications are expected to expire between 2037 and 2047, in each case, without taking into account any possible patent term adjustment or extensions or terminal disclaimers and assuming payment of all appropriate maintenance, renewal, and annuity fees. Our foreign patents and pending patent applications are filed in foreign jurisdictions including Australia, Brazil, Canada, China, Europe, Hong Kong, Indonesia, Japan, the Republic of Korea, Malaysia, New Zealand, Singapore, and Taiwan.

Intellectual Property Protection

We continue to assess the extent to which we may seek additional patent protection related to our product candidate. The term of individual patents depends upon the date of filing of the patent application, date of patent issuance and the legal term of the patents in the countries in which they are obtained. In the United States, the patent term is 20 years from the earliest date of filing of the first non-provisional application to which priority is claimed. Outside of the United States, for patent applications first filed in the United States, the duration of patents varies in accordance with applicable local law, but typically is also 20 years from the earliest non-provisional filing date. In the United States, the patent term may be lengthened by a patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a patent with an earlier expiration date. Moreover, in the context of approved products, there may be additional exclusivity for the patents covering such approved products. In the United States, the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to compensate for the period of the patent term lost during the FDA regulatory review process. The length of the patent term extension is calculated based on the length of time it takes for regulatory review. There are specific limitations to a patent term extension under the Hatch-Waxman Act. The extension cannot exceed the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those patents with claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. A patent term extension provided for under the Hatch-Waxman Act is available only for the first approved use of the drug, and thus, no extension is available if a product is approved for a subsequent use. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.

We intend to pursue, in the normal course of business and when possible, additional patent protection for future compositions including solid state forms, methods of use, processes, composition, method of use, process, dosing, and formulations of our product candidate(s) we develop and commercialize. We may also pursue patent protection with respect to manufacturing and other technologies. To expand market exclusivity, we intend to strategically obtain or license additional intellectual property related to a current or contemplated product candidate.

In some instances, we submit patent applications to the USPTO as provisional patent applications. Corresponding non-provisional patent applications must be filed within 12 months of the provisional application filing date. Claims of the corresponding non-provisional application may be entitled to the benefit of the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. Provisional applications for patents were designed to provide a lower-cost first patent filing in the United States. This system allows us to obtain an early priority date, add material disclosure to the patent application(s) during the 12-month period, obtain a later start to the patent term and to delay prosecution costs.

The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the PCT member states in which national or regional patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national or regional applications prior to having to incur the filing fees and prosecution costs. Although a PCT application does not result in the issuance of a patent, it allows the applicant to seek protection in any of the member states through national/regional-phase applications. At the end of the period of two and a half years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Office. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings when applications are abandoned within the first two and a half years of filing. We intend to file U.S. non-provisional applications and PCT applications that claim the benefit of the priority date of our earlier filed provisional applications, when applicable.

For all patent applications, we determine claiming strategy on a case-by-case basis. Advice of counsel, country-specific patent laws, our business model and commercial needs are always considered. We may file patent applications containing claims for protection of all useful applications of our proprietary product candidate, as well as all new uses we discover for our existing product candidate, assuming these are strategically valuable. We continuously reassess the number and type of patent applications in our portfolio, as well as the pending and issued patent claims, to help ensure that maximum coverage and value are obtained for our processes, and compositions, given existing patent office rules and regulations. In addition, claims may be modified during patent prosecution, to the extent allowed, to meet our intellectual property and business needs.

There can be no assurance that we will be able to obtain, maintain, enforce, and defend all patents and other intellectual property rights necessary to conduct our business. The patents we currently own, possibly in-license in the future, or patents that issue from our owned patent applications, if any, may be challenged by third parties, may not effectively prevent third parties from commercializing competitive technologies or may not otherwise provide us with a competitive advantage. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors—Risks Related to Intellectual Property, Collaboration and Related Agreements.”

Sales, Marketing, and Commercialization

While we have hired a Chief Commercial Officer to lead the development of our commercial strategy, we do not currently have a commercial organization for the marketing, sales, market access and distribution of prescription pharmaceutical products. We intend to build our global commercialization capabilities internally over time, such that we are able to commercialize any product candidate for which we may obtain regulatory approval. We expect to manage future sales, marketing, market access and distribution through internal resources and third-party relationships. In addition, we will opportunistically explore commercialization partnerships, particularly with entities that have strong capabilities in geographies outside of the United States. As our current and future product candidates progress through clinical development and regulatory review, our commercial plans may change. Clinical data, the size of the development programs, the size of our target markets, the size of the requisite commercial infrastructure, the competitive landscape, and manufacturing needs may all influence our future commercialization strategies.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We have engaged, and expect to continue to rely on, well-established third-party Contract Development and Manufacturing Organizations, or CDMOs, to produce and supply our product candidates for use in our preclinical studies and clinical trials. Because we are responsible for ensuring all aspects of our product candidates’ compliance and quality but rely on third-party contract manufacturers and analytical testing laboratories, we must employ personnel with extensive technical, manufacturing, analytical, and quality experience to oversee our contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions. We believe our current manufacturers have the scale, systems, and experience to supply our currently planned clinical trials.

Additionally, we intend to rely on third-party CDMOs for later-stage development and commercial manufacturing, if our product candidates receive marketing approval. As our lead product candidates advance through clinical development, we expect to enter into longer-term commercial supply agreements to fulfill and secure our production needs. Key starting material is manufactured by a limited number of CDMOs. The final drug substance is manufactured at a single CDMO. In the event it is necessary or advisable to acquire supplies from an alternative supplier, we might not be able to obtain them on commercially reasonable terms, if at all. It could also require significant time and expense to redesign our manufacturing processes to work with another company. If we need to change manufacturers during the clinical or development stage for product candidates or after commercialization for our product candidates, if approved, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards and may require significant lead times and delay.

To adequately meet our projected commercial manufacturing needs, our CDMOs will need to scale-up production, or we will need to secure additional suppliers. Processes for producing drug substances and drug product for commercial supply must be developed, with the goal of achieving reliable, reproducible, and cost-effective production. We believe the drug substance and drug product processes for our current product candidates can be appropriately scaled.

Competition

The biopharmaceutical industry is characterized by rapid innovation and intense competition. While we believe that our lead product candidate, LB-102, offers a potentially attractive alternative to generic and branded therapeutics treating neuropsychiatric diseases, should it be approved for marketing, today we face competition from multiple biopharmaceutical and biotechnology companies that are similarly working to develop therapeutics targeting schizophrenia, as well as from academic institutions, governmental agencies, and public and private research institutions. Many of our potential competitors, either alone or with collaboration partners, have significantly greater financial resources than we do, as well as equal or greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Accordingly, our potential competitors may be more successful than we are in achieving regulatory approvals and commercializing their neuropsychiatric products. We anticipate that we will face intense and increasing competition from existing, approved drugs, if LB-102 becomes a commercial product, as well as new drugs entering the market in the future and emerging technologies that become available.

We believe the key competitive factors affecting the success of our product candidate, LB-102, that we are developing to address schizophrenia, bipolar depression, and adjunctive MDD, if approved, are likely to be efficacy, safety, frequency of dosing, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

Patients with schizophrenia have historically been treated with a variety of antipsychotic drugs and, accordingly, we believe LB-102, if approved, would compete with several currently approved therapeutics, including: clozapine (marketed by HLS Therapeutics, Inc.); quetiapine (marketed by AstraZeneca plc); aripiprazole (marketed by Otsuka Pharmaceutical Co. Ltd.); risperidone (marketed by Janssen Pharmaceuticals, Inc.); olanzapine (marketed by Eli Lilly & Company Ltd.); haloperidol (marketed by Janssen Pharmaceuticals, Inc.); Latuda (marketed by Sumitomo Pharma America, Inc.); Invega (marketed by Janssen Pharmaceuticals, Inc.); Rexulti (marketed by Otsuka Pharmaceutical Co. Ltd and H. Lundbeck A/S); Vraylar (marketed by AbbVie Inc.); Caplyta (marketed by Janssen Pharmaceuticals, Inc.); iloperidone (marketed by Vanda Pharmaceuticals Inc.); Uzedy (marketed by Teva Pharmaceutical Industries Limited); Lybalvi (marketed by Alkermes, Inc.); and Cobenfy (marketed by Bristol-Myers Squibb Company, Inc.). We are also aware of several companies developing compounds for the treatment of schizophrenia, including Alto Neuroscience Inc., Minerva Neurosciences, Inc., MapLight Therapeutics, Inc., Neurocrine Biosciences, Inc., Reviva Pharmaceuticals Holdings, Inc., and Acadia Pharmaceuticals Inc., as well as other earlier stage competitors.

In bipolar depression, we believe LB-102, if approved, would compete with several currently approved therapeutics, including: Vraylar (marketed by AbbVie Inc.); Caplyta (marketed by Janssen Pharmaceuticals, Inc.); quetiapine/quetiapineXR (marketed by AstraZeneca plc); Latuda (marketed by Sumitomo Pharma America, Inc.); and seroquel. We are also aware of several companies developing compounds for the treatment of bipolar depression, including Alto Neuroscience Inc., Neurocrine Biosciences, Inc., NRx Pharmaceuticals, Inc., and Xenon Pharmaceuticals Inc., as well as other earlier stage competitors.

In the adjunctive treatment of MDD, we believe LB-102, if approved, would compete with several currently approved therapeutics, including: Vraylar (marketed by AbbVie Inc.); Caplyta (marketed by Janssen Pharmaceuticals, Inc.); Rexulti (marketed by Otsuka Pharmaceutical Co. Ltd and H. Lundbeck A/S); aripiprazole (marketed by Otsuka Pharmaceutical Co. Ltd.); and quetiapine/quetiapineXR (marketed by AstraZeneca plc). We are also aware of several companies developing compounds for the adjunctive treatment of MDD, including Neurocrine Biosciences, Axsome Therapeutics, Inc., Neumora, Helus Pharma, as well as other earlier stage competitors.

Government Regulation

Government authorities in the United States, at the federal, state and, local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, and export and import of human drug products. We, along with any third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory authorities of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals and ensuring compliance with applicable federal, state, local, and foreign statutes, regulations and requirements both during development and post-approval requires the expenditure of substantial time and financial resources.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act of 1938, or the FDCA, and its implementing regulations. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the United States. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may subject an applicant to administrative or judicial sanctions brought by the FDA and the Department of Justice, or DOJ, or other governmental entities. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s GLP regulations and other applicable requirements;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an IRB or ethics committee before each clinical trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with GCPs to evaluate the safety and efficacy of the proposed drug for its intended use;
•
preparation of and submission to the FDA of an NDA;
•
a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of FDA inspections of the manufacturing facility or facilities at which the drug is produced to assess readiness for commercial manufacturing and conformance to the manufacturing-related elements of the application, to conduct a data integrity audit, and to assess compliance with current cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and a potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of the NDA.

Preclinical Studies and IND Application

Once a product candidate is identified for development, it enters the preclinical development stage. The preclinical developmental stage generally involves laboratory evaluations of chemistry, formulation, and stability, as well as studies to evaluate the product candidate’s toxicity, in an effort to support subsequent clinical testing. Such toxicity studies generally involve the use of animals, although an NDA applicant may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology-based tests (e.g., bioprinting), or in vivo animal tests.

Prior to beginning the first clinical trial with a product candidate in the United States, the product’s developer, also referred to as the IND sponsor, must submit the results of preclinical testing, together with manufacturing information and analytical data, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans and must become effective before human clinical trials may begin. In addition to including the results of these nonclinical studies, the IND will also include a general investigational plan and a study protocol, detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the trial protocol includes an efficacy evaluation. The IND may also include any available human data or literature to support the use of the product candidate. Additional nonclinical testing may continue even after the IND is submitted.

The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. Clinical holds also may be imposed by the FDA at any time after initiation of clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. A clinical hold may affect one or more specific studies or all studies conducted under an active IND.

Human Clinical Trials in Support of an NDA

All clinical trials must be conducted under the supervision of one or more qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include, among other things, the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, research subject selection and exclusion criteria, and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and a separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent material amendments to a protocol. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA. Sponsors also must submit written IND safety reports to the FDA and investigators in a timely matter for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an IRB must review and approve the protocol before a clinical trial commences and must also approve the information regarding the trial and the consent form that must be signed by each research subject or the research subject’s legal representative, monitor the study until completed, and otherwise comply with IRB regulations. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. In addition, some clinical trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. There are also requirements governing the reporting of ongoing clinical studies and clinical trial results to public registries, including clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1: The product candidate is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, excretion, distribution and elimination, and, if possible, to gain an early indication of its effectiveness.
•
Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases, and to determine dosage tolerance and optimal dosage.
•
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide an adequate basis for product labeling.

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These post-marketing clinical trials, sometimes referred to as Phase 4 studies, may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

A pivotal trial is a clinical trial that adequately meets regulatory agency requirements for the evaluation of a product candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal trials are also Phase 3 trials but they may be Phase 2 trials if the trial design provides a reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach alignment on the next phase of development.

Concurrent with clinical trials, companies usually complete additional nonclinical studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the finished drug product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public registry maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government.

U.S. Review and Approval Process

Assuming successful completion of the required clinical testing, the results of nonclinical studies and clinical trials, along with detailed descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of a substantial user fee, unless a waiver or exemption applies. An annual program fee is also assessed on sponsors of approved prescription drug products. FDA adjusts these user and annual program fees on an annual basis.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether it is being manufactured in accordance with cGMP requirements to assure and preserve the product’s identity, strength, quality, and purity. Under the Prescription Drug User Fee Act, or PDUFA, policies that are currently in effect, the FDA has a goal of ten months from the filing date to complete its initial review of a standard application for a drug that is a new molecular entity, and six months from the filing date for an NDA that has been granted priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and the sponsor’s process to respond to such inquiries.

The FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require the development of a risk evaluation and mitigation strategy, or REMS, if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the product. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS can include medication guides, physician communication plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making product approval and risk mitigation decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure that the clinical trials were conducted in compliance with GCP regulations and to assure the integrity of the clinical data submitted to the FDA. To ensure cGMP and GCP compliance by its employees and third-party contractors, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

After the FDA completes its evaluation of the NDA and any inspections or advisory committee consultations, the agency will issue either an approval letter or a Complete Response Letter, or CRL, to the NDA applicant. An approval letter authorizes commercial marketing of the drug for specific indications for use. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA. Such deficiencies may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials or other significant and time-consuming requirements related to nonclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies that the FDA has identified in the letter, or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the agency will issue an approval letter to the applicant. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even if such additional data and information are submitted, however, the FDA may ultimately decide that the NDA does not satisfy the regulatory criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs; specifically, in relation to applications for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. Sponsors must also submit Pediatric Study Plans, or PSPs, to the agency for review within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric trial or trials that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric trials along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials or other clinical development programs.

The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless a waiver or deferral has been granted. The FDA may defer, on its own initiative or upon the sponsor’s request, submission of the pediatric assessments for some or all pediatric subpopulations until a specified date after approval. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a PREA non-compliance letter to any sponsor that fails to submit the required assessment, fails to keep a deferral current or fails to submit a request for approval of a pediatric formulation. The agency publicly posts such PREA non-compliance letters and sponsor’s response.

Fast Track, Breakthrough Therapy, Priority Review Designations

The FDA offers a number of programs intended to expedite the development or review of a marketing application for an investigational drug. For example, the Fast Track designation program is intended to expedite or facilitate the process for developing and reviewing product candidates that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during development and, once an NDA is submitted, the application may be eligible for priority review. An NDA for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

In addition, an NDA may be eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to available therapies for such disease or condition. The FDA will attempt to direct additional resources to the evaluation of a NDA designated for priority review in an effort to facilitate the review. For new-molecular-entity NDAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date, as compared to ten months for review of new-molecular-entity NDAs under its current PDUFA review goals.

Fast Track designation, Breakthrough Therapy designation, and priority review do not change the standards for approval, but they may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-Approval Requirements

Following approval of a new drug, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to monitoring and record-keeping, reporting of adverse experiences with the product, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Certain modifications may require the NDA sponsor to develop additional data or conduct additional nonclinical studies and clinical trials.

There also are continuing, annual program fees for any marketed products. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies to assess compliance with cGMP requirements and other laws. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting requirements on the NDA applicant and any third-party manufacturers involved in producing the approved drug product. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of quality control and quality assurance. The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of requirements for post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
mandated modification of promotional materials or labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product;
•
fines, warning letters, or untitled letters;
•
clinical holds on ongoing or planned clinical studies;

•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of prescription drug products following approval. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, e.g., unapproved uses or unapproved patient populations. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Although physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA, manufacturers may not market or promote such uses. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. Manufacturers may also share truthful and not misleading information about their products that is otherwise consistent with a product’s FDA-approved labeling, which helps to support well-informed clinical decision-making by physicians and other health care professionals.

In addition, national distribution of pharmaceutical products is subject to the Drug Supply Chain Security Act.

Marketing and Data Exclusivity

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims covering the applicant’s product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, nonclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as generic equivalents to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a Section VIII statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been received by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

An applicant submitting an NDA under Section 505(b)(2) of the FD&C Act, also called a 505(b)(2) NDA, which permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference, is required to certify to the FDA regarding any patents listed in the Orange Book for the approved product it references to the same extent that an ANDA applicant would.

Exclusivity

Regulatory exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications that seek to reference an FDA-approved product. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or file a 505(b)(2) NDA, for another version of such drug where the applicant does not own or have a legal right of reference to such data required for approval. However, an application may be submitted after four years if it contains a Paragraph IV certification.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs referencing the approved application for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA that does not reference the approved application. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. If granted, pediatric exclusivity provides for the attachment of an additional six months of marketing exclusivity to the term of any existing regulatory exclusivity or listed patents. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. A product candidate may be eligible for this six-month period of exclusivity if the NDA sponsor conducts clinical trials in children and submits information requested in writing by the FDA, referred to as a Written Request, relating to the use of the product’s active moiety in children. The issuance of a Written Request does not require the sponsor to undertake the described clinical trials. In addition, the clinical trial data do not need to show the product to be effective in the pediatric population studied; rather, the additional protection is granted if the pediatric clinical trial is deemed to have fairly responded to the FDA’s Written Request. Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS, (e.g., the Office of Inspector General, the Office for Civil Rights), the U.S. DOJ and individual U.S. Attorney offices within the DOJ, the Federal Trade Commission, or FTC, and state and local governments. For example, our business practices, including our clinical research program and any future sales, marketing and scientific/educational grant programs may be required to comply with the anti-fraud and abuse laws the false claims laws, transparency requirements, and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our future practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to, among others, a federal healthcare program that the person knows or should know is for a medical or other item or service that was not provided as claimed or is false or fraudulent.

The federal false claims laws, including the FCA, impose significant penalties and can be enforced by private citizens through civil qui tam actions, prohibit, any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, including federal healthcare programs such as Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses. In addition, a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes certain requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report information annually to CMS related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

Also, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. To distribute pharmaceutical products commercially in the future, should FDA approval be granted to any of our product candidates, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices.

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage, Pricing, and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations.

The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. In addition, one payor’s determination to provide coverage for a product does not ensure that other payors will also provide coverage for the product. Further, obtaining reimbursement for our product may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of physicians. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Under currently applicable U.S. law, certain products not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain biopharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. As a condition of receiving Medicare Part B reimbursement for a manufacturer’s eligible drugs, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program.

Additionally, the containment of healthcare costs has become a priority of federal, state and foreign governments. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price

Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU member states allow companies to fix their own prices for medicines, but monitor and control company profits. In addition, in some countries, cross-border imports from low-priced markets exert commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale in any country or region may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. The downward pressure on the rise in healthcare costs in general and pharmaceutical products in particular has become intense. As a result, in the European Union, increasingly high barriers are being erected to the entry of new products. In the United States, the emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes has increased and we expect will continue to increase the pressure on product pricing. In addition, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform in the U.S. and Potential Changes to Healthcare Laws

In the United States, there have been, and continue to be, legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval of our product candidate. Moreover, among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. There have been judicial, executive and congressional challenges and amendments to certain aspects of the ACA.

For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken. The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products, if approved.

Foreign Government Regulation

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products.

Whether or not we obtain FDA approval of a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. The approval process varies from country to country, can involve additional testing beyond that required by FDA, and may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, promotion, and reimbursement vary greatly from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Clinical Trials in the EU

Similarly to the United States, the various phases of non-clinical and clinical research in the European Union, or EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, GLP, as set forth in Directive 2004/10/EC. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with the Clinical Trials Regulation (EU) No 536/2014, and national regulations and the International Conference on Harmonization, guidelines on GCPs, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

EU Review and Approval process

In the EU, medicinal products can only be commercialized after a related marketing authorization, or MA, has been granted. To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application, or MAA, either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the EEA (which is comprised of the 27 EU Member States plus Norway, Iceland and Liechtenstein). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval. Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.

The decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures—Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EU Member States.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Accelerated and Abbreviated Pathways in the EU

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Pediatric Development

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Data and Market Exclusivity in the EU

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In April 2023, the European Commission issued a proposal to revise and replace the existing general pharmaceutical legislation, which was supported in large part by the European Parliament in April 2024. Additional procedural steps remain in the European legislative process and the proposed legislation is not expected to be adopted until at least 2026. If adopted and implemented as currently proposed, these legislative revisions will significantly change several aspects of drug development and approval in the EU.

Post-authorization Requirements in the EU

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. Interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct.

Pricing, Coverage and Reimbursement in the EU

In the EU, pricing and reimbursement schemes vary widely from country to country. For example, some countries provide that products may be marketed only after an agreement on reimbursement price has been reached. Such pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. In addition, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product, may adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States.

The Foreign Corrupt Practices Act

The FCPA prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity to assist the individual or business in obtaining or retaining business. United States authorities that enforce the FCPA, including the DOJ, deem most health care professionals and other employees of foreign hospitals, clinics, research facilities and medical schools in countries with public health care or public education systems to be “foreign officials” under the FCPA. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state, federal, and foreign laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Data Privacy and Security

Numerous state, federal, and foreign laws, regulations, standards, and other obligations govern the collection, use, access to, confidentiality, security, and other processing of personal information, including clinical trial data, and apply, or could apply in the future, to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations, govern the collection, use, disclosure, protection, and other processing of personal information. Further, as we collect personal data from individuals outside of the United States, through clinical trials or otherwise, we are and could become subject to foreign laws, such as the GDPR, which govern the privacy and security of personal data, including health-related data. Our use of artificial intelligence (including machine learning) may also be subject to evolving laws and regulations, including those related to controlling for data bias and anti-discrimination. Privacy and security laws, regulations and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that may lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and Human Capital Resources

As of December 31, 2025, we had 27 total full-time employees. Of our 27 employees, three hold Ph.D. and/or M.D. degrees and 15 were engaged in research and development. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

We recognize that our continued ability to attract, retain, and motivate exceptional employees is vital to ensuring our long-term competitive advantage. Our employees are critical to our long-term success and are essential to helping us meet our goals. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Properties and Facilities

Our principal office is located at One Pennsylvania Plaza, Suite 1025, New York, NY 10119, where we lease approximately 8,900 square feet of office space under a lease that will expire in 2032. In November 2025, we entered into an amendment of the lease for an additional 4,600 square feet of office space that will commence upon the delivery of the additional space in 2026 and will expire in 2032. We believe that our existing facility and the expansion are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Corporate Information

We were incorporated under the laws of the State of Delaware in September 2015 under the name “LB Pharmaceuticals Inc.” Our principal executive office is located at One Pennsylvania Plaza, Suite 1025, New York, NY 10119.

Our telephone number is (212) 605-0300. We completed our initial public offering in September 2025 and our common stock is listed on the Nasdaq Global Market under the symbol “LBRX.”

Available Information

Our website address is lbpharma.us and our investor relations website address is https://ir.lbpharma.us. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

Further corporate governance information, including our corporate governance guidelines and board committee charters, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties and are subject to change based on various factors, including those highlighted in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

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

The material and other risks summarized above should be read together with the text of the full risk factors and in the other information set forth in this Annual Report on Form 10-K, including our condensed financial statements and the related notes, as well as in other documents that we file with the SEC. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and their related notes included elsewhere herein and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. If any of the following risks actually occurs, our business, prospects, operating results, and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially and adversely affect our business, prospects, operating results, and financial condition.

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

For the year ended December 31, 2025, our net loss was approximately $25.2 million. As of December 31, 2025, we had an accumulated deficit of approximately $129.5 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of our pipeline, research and development, clinical trial costs, and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

•
conduct further clinical trials for LB-102 in patients with schizophrenia and bipolar depression, and initiate clinical development of LB-102 in adjunctive MDD, and other neuropsychiatric indications, and advance our preclinical programs into the clinic;

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

As of December 31, 2025, we had $295.2 million of cash, cash equivalents and marketable securities. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will, in any event, require additional capital in order to complete clinical development of our current program. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:

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

We will require substantial additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Market volatility resulting from adverse macroeconomic conditions or geopolitical events, including the ongoing war between Ukraine and Russia and unrest in the Middle East, bank failures, inflation, increased interest rates, or other factors, may further adversely impact our ability to access capital as and when needed. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends, or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

We have focused our research and development efforts on the treatment of psychiatric and neurological conditions. Efforts by biotechnology and pharmaceutical companies in this field have faced certain challenges in drug development. In particular, clinical trials focused on many neuroscience diseases, such as schizophrenia, bipolar depression and adjunctive MDD, rely on subjective patient-reported outcomes as key endpoints. This makes these trials more difficult to evaluate than indications with more objective endpoints. Furthermore, these indications are often subject to a higher placebo effect, which may make it more challenging to isolate the beneficial effects of our product candidate. While a product candidate may show clinical activity or therapeutic benefit, a high placebo effect in a clinical trial will make it difficult to ascertain that benefit or to show a statistically significant effect of the product candidate as compared to the control arm, which may ultimately cause a clinical trial to fail or otherwise not translate to actual clinical benefit. Moreover, the risk for this higher placebo effect can increase from successful completion of a Phase 2 trial to a Phase 3 trial, as there is clinical evidence of therapeutic benefit to which patients would already be aware of. There can be no guarantee that we will successfully overcome these challenges in our ongoing or any future clinical trials of our product candidate or that we will not encounter other challenges in the development of our product candidate. In addition, negative investor perception of our clinical trial results due to a high placebo effect may adversely affect our stock price.

For example, certain of our primary or secondary endpoints in our clinical trials, including our completed Phase 2 trial of LB-102 in patients with acute schizophrenia, involve subjective assessments by physicians and/or patients, which can increase the uncertainty of clinical trial outcomes. The primary endpoint of our Phase 3 acute schizophrenia trial is to evaluate the efficacy of LB-102 compared to the placebo, as measured by change from baseline in PANSS total score at six weeks, which requires patients and raters to undertake a questionnaire regarding symptoms at protocol specified timepoints in the trial. This and other assessments are inherently subjective, which can increase the variability of clinical results across clinical trials and create a significant degree of uncertainty in determining overall clinical benefit. Accordingly, these subjective assessments can complicate clinical trial design, adversely impact the ability of a study to show a statistically significant improvement, and generally adversely impact a clinical development program by introducing additional uncertainties.

The obligations from our royalty agreements may be a drain on our cash resources or may cause us to incur debt obligations to satisfy the payment obligations.

In August 2023, contemporaneously with the closing of our Series C financing, we entered into several amended and restated royalty participation agreements, or the Amended and Restated Royalty Agreements, with certain of our existing investors, co-founders, former and current directors, and former and current executive officers, including Zachary Prensky,

Andrew Vaino, Ph.D., and Marc Panoff, none of whom were new investors of our Series C preferred stock. We received no consideration as part of the Amended and Restated Royalty Agreements. Pursuant to the Amended and Restated Royalty Agreements, we are obligated to pay royalties to all of the holders in an aggregate amount up to 2.75% of net sales arising from LB-102 worldwide through December 31, 2035. Thereafter, we are obligated to pay royalties to such holders in an aggregate amount up to 3.25% in perpetuity. Net sales are defined in these agreements as the gross payments received on total commercial sales of LB-102 less certain standard deductions, whether received by us or any licensee of LB-102. See the section titled “Royalty Agreements” elsewhere in this Annual Report on Form 10-K for additional information regarding these agreements.

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

We expect to continue to rely on our clinical trial sites and clinical trial teams to ensure the proper and timely conduct of our clinical trials, including the participant enrollment process, and we have limited influence over their performance. In addition, we may in the future enter into collaboration agreements pursuant to which our collaborator would be responsible for clinical development. We or our collaborators may experience delays in initiating or completing clinical trials due to unforeseen events or otherwise, which could delay or prevent our ability to receive marketing approval or commercialize our current and any future product candidates, including:

•
regulators, such as the FDA or comparable foreign regulatory authorities, Institutional Review Boards, or IRBs, or ethics committees may impose additional requirements before permitting us to initiate a clinical trial, may not authorize us or our investigators to commence or conduct a clinical trial at a prospective trial site, may not allow us to amend trial protocols, or regulators may disagree as to the design or implementation of our clinical trials and require that we modify or amend our clinical trial protocols or statistical analysis plans;
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
•
potential product liability claims.

In addition, our lead product candidate, LB-102, is an N-methylated version of amisulpride, a drug already approved in certain parts of Europe for the treatment of schizophrenia, predominantly negative symptoms of schizophrenia and dysthymia. While we are developing LB-102 for acute schizophrenia initially in the United States and potentially in other jurisdictions where amisulpride is not approved, we currently plan to develop LB-102 to treat bipolar depression and adjunctive MDD globally and if there is a recall, safety concern, or adverse regulatory action with respect to amisulpride in Europe, it could prevent us from achieving or maintaining market acceptance of LB-102 or otherwise adversely affect our ability to successfully commercialize LB-102. Furthermore, although LB-102 is structurally similar to amisulpride, which is an approved product in many countries outside of the United States, there can be no assurance that our ongoing and future clinical trials will show similar results with respect to safety and/or efficacy.

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

Historically, clinical trials in acute schizophrenia, bipolar depression, and adjunctive MDD have experienced significant participant withdrawals or discontinuations. There is no guarantee that our estimated withdrawal rate in any of our clinical trials will be accurate, and if we experience a withdrawal rate larger than expected, this may compromise the quality of our data. Withdrawal of participants from our clinical trials, including participants in any control groups, may compromise the quality of our data. Even if we are able to enroll a sufficient number of participants in our clinical trials, we may have difficulty maintaining enrollment of such patients, and delays in enrollment may result in increased costs or may affect the timing or outcome of our clinical trials. Any of these conditions may negatively impact our ability to complete such trials or include results from such trials in regulatory submissions, which could adversely affect our ability to advance the development of our product candidate. Additionally, participants with neuropsychiatric disorders, including schizophrenia, constitute a vulnerable patient population and may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition or if they experience other difficulties or issues relating to their underlying disease or condition or otherwise.

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

If our product candidate is associated with undesirable side effects or has unexpected characteristics in clinical trials, we may need to interrupt, delay, or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. To date, treatment emergent adverse events, or TEAEs, from our Phase 1 and Phase 2 trials were generally mild or moderate. TEAEs included events typically associated with dopamine antagonists. In the Phase 2 trial the most frequently occurring TEAEs were insomnia, headache, anxiety and agitation. Low rates of adverse events associated with EPS and modest increases in QT prolongation were observed. Consistent with other antipsychotics, use of LB-102 resulted in elevated serum prolactin levels, but these elevations were associated with very few adverse events associated with that increase. In our Phase 2 acute schizophrenia trial, 10 participants reported TEAEs leading to withdrawal, including two in each of the placebo and 50 mg cohorts, as well as three in each of the 75 mg and 100 mg cohorts. There were five reported serious adverse events, or SAEs, overall with two SAEs in the placebo cohort (psychotic disorder and death), one SAE in the 50 mg cohort (suicidal ideation—deemed possibly related to treatment), one SAE in the 75 mg cohort (dystonia—deemed possibly related to treatment) and one SAE in the 100 mg cohort (psychotic disorder—deemed not related to treatment). The incidence of TEAEs was similar across groups, with most events being mild or moderate.

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

In addition, participants with neuropsychiatric disorders, including schizophrenia, bipolar depression and major depressive disorder, constitute a vulnerable patient population, and any adverse side effects or adverse events may be exacerbated in such patient population. Any of these events could diminish the usage or otherwise limit the commercial success of our product candidate and prevent us from achieving or maintaining market acceptance of our product candidate, if approved by the FDA or other regulatory authorities.

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

In addition, our lead product candidate, LB-102, is an N-methylated version of amisulpride, a drug already approved in certain parts of Europe for the treatment of schizophrenia, predominantly negative symptoms of schizophrenia and dysthymia. While we are developing LB-102 for acute schizophrenia initially in the United States and potentially in other jurisdictions where amisulpride is not approved, we currently plan to develop LB-102 to treat bipolar depression and adjunctive MDD globally and if there is a recall, safety concern, or adverse regulatory action with respect to amisulpride in Europe, it could adversely affect our ability to obtain regulatory approval for LB-102.

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

Although the development and commercialization of our current product candidate for the treatment of schizophrenia, bipolar depression and adjunctive MDD is our primary focus, as part of our longer-term growth strategy, we plan to evaluate our current product candidates in other indications (such as negative symptoms of schizophrenia, Alzheimer’s disease psychosis and agitation, and other neuropsychiatric diseases) and develop other product candidates. We intend to evaluate internal opportunities from our current product candidate or other potential product candidates and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. These other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials, and approval by the FDA and/or comparable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products, if approved, will be manufactured or produced economically, successfully commercialized, or widely accepted in the marketplace, or be more effective than other commercially available alternatives.

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

Additionally, the containment of healthcare costs has become a priority of federal, state and foreign governments. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

We are developing LB-102 for the treatment of schizophrenia, bipolar depression, and adjunctive MDD. While there remains significant unmet need in these indications, we believe LB-102, if approved, may face competition from product candidates also being developed for treatment of schizophrenia, bipolar depression, and adjunctive MDD.

We believe the key competitive factors affecting the success of our product candidate that we develop to address schizophrenia, bipolar depression, adjunctive MDD, and other CNS disorders, if approved, are likely to be efficacy, safety, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors. Our profitability and financial position will suffer if our product candidate receives regulatory approval but cannot compete effectively in the marketplace.

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business.

As of December 31, 2025, we had 27 employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial, and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidate enters and advances through clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems and procedures, which may lead to significant costs and may divert management attention. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment (or that of third parties with whom we work) to gain access to other parts of our environment, or leverage a compromise of the relevant networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

As of December 31, 2025, although we made significant improvement throughout the year, we had limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with the preparation of our financial statements for the year ended December 31, 2025, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

These material weaknesses have not been remediated as of the date of this Annual Report on Form 10-K. To remediate the material weaknesses, we continue to hire finance and accounting personnel, as well as improve our financial controls and accounting systems. We continue using the services of a third-party firm to assist in the design and implementation of controls. We intend to continue to take further steps to remediate these material weaknesses through formalizing documentation of policies and procedures and further evolving the accounting processes. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Although we currently expect to remediate these material weaknesses by December 31, 2026, we cannot assure you that we will be able to successfully do so on this timeline.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, which could cause significant disruptions in our operations and those of our current or future CDMOs, CROs, and other third parties upon whom we rely.

Health pandemics or epidemics, have in the past and could again in the future result in quarantines, stay-at-home orders, remote work policies, or other similar events that may disrupt businesses, delay our research and development programs and timelines, negatively impact productivity and increase risks associated with cybersecurity, the future magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations. More specifically, these types of events may negatively impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain. Moreover, our clinical trials may be negatively affected. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources. Some patients may not be able or willing to comply with trial protocols if quarantines impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients, principal investigators, and site staff (who as healthcare providers may have heightened exposure) may be hindered, which would adversely affect our trial operations. Disruptions or restrictions on our ability to travel to monitor data from our trials, or to conduct trials, or the ability of patients enrolled in our trials or staff at trial sites to travel, as well as temporary closures of our trial partners and CDMOs’ facilities, would negatively impact our trial activities. In addition, we rely on independent clinical investigators, CROs, and other third-party service providers to assist us in managing, monitoring, and otherwise carrying out certain of our preclinical studies and clinical trials, including the collection of data from our trials, and the effects of health pandemics or epidemics, may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our trials could be delayed and/or disrupted. As a result, the expected timeline for data readouts, including incompleteness in data collection and analysis and other related activities, and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidate, if approved, increase our operating expenses, and adversely affect our business, financial condition, results of operations, and prospects. In addition, impact on the operations of the FDA or comparable foreign regulatory authorities could negatively affect our planned trials and approval processes. Finally, economic conditions and business activity may be negatively impacted and may not recover as quickly as anticipated.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and any other elements of our discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. We may also rely on trade secret protection as temporary protection for concepts that may be included in a future patent filing. However, trade secret protection will not protect us from innovations that a competitor develops independently of our proprietary know-how. If a competitor independently develops a technology that we protect as a trade secret and files a patent application on that technology, then we may not be able to patent that technology in the future, may require a license from the competitor to use our own know-how, and if the license is not available on commercially viable terms, then we may not be able to launch our product candidate. Additionally, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets. The laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws within the United States. We may need to share our trade secrets and proprietary know-how with current or future partners, collaborators, contractors, and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. Additionally, although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets. If our trade secrets are not adequately protected, our business, financial condition, results of operations, and prospects could be adversely affected.

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

If any of our relationships with these third parties terminate, we may not be able to enter into alternative arrangements or do so on commercially reasonable terms. Switching or adding additional contractors involves additional cost and time and requires management’s time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Though we work to carefully manage our relationships with our third-party investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects. In addition, if an agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidate utilizing the collaborator’s technology or intellectual property or require us to stop development of such product candidate completely.

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

Risks Related to Government Regulation

Our relationships with healthcare providers, including physicians, and third-party payors may be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to significant penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Our current and future arrangements with healthcare providers, third-party payors, and customers can expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, and if approved, sell, market, and distribute our products. In particular, the research of our product candidate, as well as the promotion, sales, and marketing of a future approved product, is subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring, and commission(s), certain customer incentive programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state, and foreign healthcare laws and regulations laws that may affect our ability to operate now or in the future include, but are not limited to:

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
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and local laws that require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and local laws that require the registration of pharmaceutical sales representatives.

The manufacturing and distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of pharmaceutical products. Distribution of prescription drug samples to licensed prescribers is also highly regulated within the United States.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could, among other things, prevent or delay marketing approval of our product candidate(s), restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. There have been judicial, executive and congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

Further, the current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-

to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could materially and adversely affect our business, financial condition, results of operations and prospects. We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in, among other things, more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could significantly harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products, if approved. Changes in regulations, statutes or the interpretation of existing regulations could also impact our business in the future by requiring, for example, changes to our manufacturing arrangements; additions or modifications to product labeling; the recall or discontinuation of our products; or additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

For example, over the last several years including on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities, including as a result of current administration budget cutting activities and significant reductions in force across federal agencies, such as FDA and CMS. During the COVID-19 pandemic, moreover, FDA was required to prioritize resources, which resulted in the slowdown of certain operations including manufacturing facility inspections. If a prolonged government shutdown or slowdown occurs, or if future global health concerns prevent or delay the FDA or other comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer requirements. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations (including future clinical trials), the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Other regulators, such as the United States Department of Justice, or US DOJ are also increasingly scrutinizing certain personal data transfers and have enacted certain cross-border data transfer prohibitions and restrictions that impact life sciences companies. Violations of the relevant US DOJ rule can lead to significant civil and criminal penalties and applies regardless of whether the data is anonymized, key-coded pseudonymized, de-identified or encrypted.

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

Based on the beneficial ownership of our common stock as of December 31, 2025, our directors and executive officers, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our outstanding common stock. These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We have incurred significant losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2025, we had federal net operating loss, or NOL, carryforwards of $70.3 million and state gross NOL carryforwards of $41.7 million. The federal NOL carryforwards, if not utilized, will begin to expire in 2036. The state NOL carryforwards are expected to begin to expire in 2036, although not all states conform to the federal NOL carryforward period and occasionally limit the use of NOLs for a period of time. As of December 31, 2025, we had federal research and development credits of approximately $4.9 million. The research and development credits, if not utilized, will expire between 2036 through 2045. Certain of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Internal Revenue Code of 1986, as amended, or the Code, federal NOL carryforwards arising in taxable years beginning after December 31, 2017 will not expire and may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is generally limited to no more than 80% of current year taxable income (with certain adjustments in such year).

In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes (such as research and development credits) to offset its post-change income or taxes may be limited. We have not completed a Section 382 study to assess whether one or more ownership changes have occurred since our formation, due to the complexity and cost associated with such a study. In addition, we also may experience ownership changes in the future including as a result of subsequent changes in our stock ownership, some of which may be outside of our control. As a result, if we undergo (or already have undergone) an ownership change, and our ability to use our pre-change NOL carryforwards and other pre-change tax attributes (such as research and development credits) to offset our post-change income or taxes is limited, it could harm our future results of operations by effectively increasing our future tax obligations. Similar provisions of state tax law also may apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows. As a result of the foregoing, we have a full valuation allowance for deferred tax assets, including our NOL carryforwards.

Recent and future changes to tax laws could materially adversely affect our company.

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, on July 4, 2025, the U.S. government passed the OBBBA, which made permanent certain of the tax law changes originally enacted under previous tax reform legislation, in addition to other changes that may impact our tax liability. For example, the OBBBA reinstated immediate expensing of certain research and experimental expenses incurred in tax years beginning after December 31, 2025 if incurred in the United States (though the requirement to amortize foreign research and experimental expenses over 15 years remains unchanged). In addition, previous tax reform legislation includes provisions that impact the U.S. federal income taxation of certain corporations, including imposing a 1% excise tax on corporations that repurchase their stock in certain transactions. Future guidance from the Internal Revenue Service and other tax authorities with respect to this and other legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation.

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

We currently use a third-party internal audit function. To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Additionally, in connection with the preparation of our financial statements for the year ended December 31, 2025, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. If we are unable to remediate these material weaknesses, or we identify more material weaknesses that we are not able to timely remediate to meet the applicable compliance deadline for the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate, and we could face restricted access to capital markets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and clinical trial data, or Information Systems and Data.

Our fractional Chief Information Officer (“CIO”), along with our legal and information security functions, help identify, assess and manage the Company’s cybersecurity threats and risks. This group works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example manual and automated tools, analyzing reports of threats and actors, evaluating our and our industry’s risk profile, evaluating threats reported to us, internal and external audits, conducting threat assessments for internal and external threats, third party threat assessments, conducting vulnerability assessments designed to identify vulnerabilities, and use of external intelligence feeds.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards or policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example those related to: incident response, incident detection and response, data protection, access controls, physical security, systems monitoring, and employee training.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program; (2) the IT department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact on our business; and (3) our senior management evaluates material risks from cybersecurity threats and reports to the audit committee of the board of directors. The board of directors evaluates our overall enterprise risk.

We use third-party service providers to assist us in our efforts to identify, assess, and manage material risks from cybersecurity threats, including for example threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, and dark web monitoring services.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences”.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the Information Technology Manager (IT Manager) and the fractional CIO who have over 30 years of combined experience addressing cybersecurity related issues through prior work experience.

The IT Manager and fractional CIO are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The IT Manager, along with the fractional CIO, are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the CEO, Chief Operating and Business Officer, General Counsel, and Senior Vice President of Finance who work with the Company’s incident responders in an effort to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from the Senior Vice President of Finance concerning the Company’s overall cybersecurity posture. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our principal office is located at One Pennsylvania Plaza, Suite 1025, New York, NY 10119, where we lease approximately 8,900 square feet of office space under a lease that will expire in 2032. In November 2025, we entered into an amendment to our lease providing for approximately 4,600 square feet of additional office space through March 2032. We believe that our existing facility is adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades under the symbol "LBRX" on the Nasdaq Global Market and began trading on September 11, 2025. Prior to that date, there was no public trading market for our common stock.

Holders of Our Common Stock

As of March 23, 2026, there were approximately 360 holders of record of shares of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of this Annual Report regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Equity Securities

Issuances Pursuant to our Equity Plans

Prior to filing our registration statement on Form S-8 in September 2025, we granted stock options to employees under our 2023 Stock Incentive Plan, covering an aggregate of 44,431 shares of common stock, at a weighted average exercise price of $36.00 per share.

Issuances Outside of Our Equity Plans

On November 10, 2025, we granted to an employee an option to purchase 90,000 shares of our common stock. This option was made as an inducement material to such individual’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying this inducement award prior to the time at which the award becomes exercisable.

On December 10, 2025, we granted to an employee an option to purchase 195,000 shares of our common stock. This option was made as an inducement material to such individual’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying this inducement award prior to the time at which the award becomes exercisable.

On January 9, 2026, we granted to two employees options to purchase an aggregate of 175,000 shares of our common stock. These options were made as an inducement material to each individual’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these inducement awards prior to the time at which the awards becomes exercisable.

On February 10, 2026, we granted to an employee an option to purchase 140,000 shares of our common stock. This option was made as an inducement material to such individual’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying this inducement award prior to the time at which the award becomes exercisable.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and/or Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds from our Public Offering of Common Stock

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

Issuer Purchases of Equity Securities

None.

Item 6. Reserved.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. See also the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a late-stage biopharmaceutical company developing novel therapies for the treatment of a wide range of neuropsychiatric disorders including schizophrenia, bipolar depression, adjunctive treatment of major depressive disorder and other diseases. We are building a pipeline that leverages the broad therapeutic potential of our lead product candidate, LB-102, which we believe has the potential to be the first benzamide antipsychotic drug approved for neuropsychiatric disorders in the United States. LB-102 is currently in late-stage clinical development for schizophrenia and bipolar depression. We are also planning to conduct a Phase 2 clinical trial evaluating LB-102 as an adjunctive treatment in major depressive disorder, or MDD. LB-102 is a new chemical entity and a methylated derivative of amisulpride, a second-generation antipsychotic drug approved in over 50 countries, not including the United States, because the development and regulatory requirements of the U.S. Food and Drug Administration, or FDA, for amisulpride were incompatible with patent coverage on the drug. Amisulpride is a generic drug that has been extensively used in clinical practice following its initial approval in France in the 1980s, generating at least two million monthly prescriptions in 2023 in a subset of 16 continental European countries. Among these European prescriptions for amisulpride, our data suggest that approximately 60% are for schizophrenia and schizoaffective disorders, approximately 20% are for mood disorders, approximately 14% are for anxiety, and the remainder are for a variety of other indications.

We designed LB-102 to address the limitations of amisulpride with the aim to create a product candidate with the potential for a differentiated therapeutic profile and strong intellectual property protection. We believe LB-102’s mechanism of action, data from our recently completed Phase 2 trial (NOVA-1) of LB-102 in acute schizophrenia, and the heritage of clinical experience with amisulpride support the continued development of LB-102 in both psychosis and mood disorders. In the future, additional expansion opportunities for LB-102 may include predominantly negative symptoms of schizophrenia, Alzheimer’s disease psychosis and agitation, as well as other neuropsychiatric diseases. We believe that LB-102, if approved, can become a mainstay of psychiatric practice by offering a potentially attractive alternative to branded and generic therapeutics for the treatment of schizophrenia, bipolar depression, adjunctive MDD and other neuropsychiatric diseases, given the compelling balance of clinical activity and tolerability observed to date.

The U.S. market for branded antipsychotic drugs was approximately $12 billion as of 2024. Antipsychotics that have expanded beyond schizophrenia and into mood disorder indications have realized substantial increases in revenue. Despite the widespread use of generic antipsychotic drugs, several of these branded drugs each generate U.S. sales in excess of $1 billion annually. Additionally, while available therapeutics to treat schizophrenia, bipolar depression, and MDD demonstrate clinical benefit, a significant unmet need remains for a treatment that delivers a more favorable risk–benefit profile by balancing tolerability with rapid onset and sustained, clinically meaningful efficacy with once-daily dosing. This includes addressing persistent residual symptoms—across both psychosis and mood disorders—that continue to impair functioning despite available therapies, underscoring the opportunity for improvement in the management of these conditions.

For additional information regarding our business, see “Business” in Part I, Item 1 of this Annual Report on Form 10-K.

Pipeline Programs and Operational Updates

Pipeline Programs

We are building a pipeline that leverages the broad therapeutic potential of our lead product candidate, LB-102, which we believe has the potential to be the first benzamide antipsychotic drug approved for neuropsychiatric disorders in the United

States. We have initiated our Phase 3 trial (NOVA-2) of LB-102 in patients with acute schizophrenia and our Phase 2 trial (ILLUMINATE-1) of LB-102 in patients with bipolar depression. We plan to initiate a Phase 2 trial of LB-102 for the adjunctive treatment of MDD in early 2027. Data from the Phase 3 trial in schizophrenia is expected in the second half of 2027, data from the Phase 2 trial in bipolar disorder is expected in the first quarter of 2028 and data from the Phase 2 trial in adjunctive MDD is expected in the first half of 2029.

•
In January 2025, we reported positive results from a robust 359 patient Phase 2 trial of LB-102 in schizophrenia. The trial met the primary endpoint, demonstrating statistically significant reduction from baseline in the Positive and Negative Syndrome Scale (PANSS) total score at 4 weeks at all dose levels compared to placebo. In this trial, LB-102 was observed to be generally well-tolerated.
•
In March 2025, we presented additional positive data from our Phase 2 trial at the 2025 Annual Congress of the Schizophrenia International Research Society (SIRS) demonstrating that treatment with LB-102 resulted in a positive shift in disease severity as measured by mean change from baseline in Clinical Global Impression of Severity (CGI-S) scores.
•
In October 2025, we presented three posters featuring new and previously reported analyses from our Phase 2 clinical trial of LB-102 in acute schizophrenia at the 38th European College of Neuropsychopharmacology (ECNP) Congress.
•
In January 2026, we announced the initiation of the Phase 2 trial (ILLUMINATE-1) evaluating the efficacy and safety of LB-102 in patients with bipolar depression.

Since our inception in 2015, we have devoted substantially all of our resources to the research and development of LB-102 by conducting clinical trials and preclinical studies and recruiting management and technical staff to support these operations. To date, we have funded our operations primarily through the aggregate gross proceeds of approximately $549.5 million from the sales of our redeemable convertible preferred stock, common stock, and convertible notes and the proceeds of our initial public offering, or IPO, and proceeds from our private placement. On September 12, 2025, we closed the IPO and issued 21,850,000 shares of common stock at a price to the public of $15.00 per share, including 2,850,000 shares issued upon the exercise in full of the underwriters’ over-allotment option to purchase additional shares. We received gross proceeds of $327.8 million. Net proceeds were $302.3 million, after deducting underwriting commissions and other offering costs totaling $25.4 million. In February 2026, we received gross proceeds of approximately $100.0 million, before deducting any transaction-related expenses from our private placement.

We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $25.2 million and $63.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $129.5 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:

•
continue to progress the clinical development of LB-102 in acute schizophrenia, bipolar depression, adjunctive MDD and other indications;
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

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $295.2 million, which does not include net proceeds from our $100 million private placement in February 2026. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, including net proceeds from our private placement, will be sufficient to meet our anticipated operating and capital expenditure requirements into the second quarter of 2029. See “—Liquidity and Capital Resources.”

Royalty Agreements

In August 2023, contemporaneously with the closing of the Series C financing, we entered into several Amended and Restated Royalty Agreements with certain of our existing investors, co-founders, former and current directors, and former and current executive officers, including Zachary Prensky, Andrew Vaino, Ph.D., and Marc Panoff, none of whom were new investors of our Series C preferred stock. We received no consideration as part of the Amended and Restated Royalty Agreements. Pursuant to the Amended and Restated Royalty Agreements, we are obligated to pay royalties to all of the holders in an aggregate amount up to 2.75% of net sales arising from LB-102 worldwide through December 31, 2035. Thereafter, we are obligated to pay royalties to such holders in an aggregate amount up to 3.25% in perpetuity. Net sales are defined in these agreements as the gross payments received on total commercial sales of LB-102 less certain standard deductions, whether received by us or any licensee of LB-102. For additional information, see “Item 1. Business—License and Other Agreements—Royalty Agreements.” As of December 31, 2025, certain of our former and current officers and their affiliates held 1.13% of the future royalties.

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
•
the cost and timing of manufacturing our product candidates;
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
•
hiring and retaining additional personnel such as clinical, quality control, scientific, regulatory, commercial, and administrative;
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

General and Administrative Expenses

General and administrative expenses consist primarily of:

•
personnel expenses, including salaries, benefits, and stock-based compensation, for personnel in our executive, finance, corporate and business development, and administrative functions;
•
professional fees for legal, patent, accounting and audit, recruiting, information technology, and tax;
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

Non-operating Income (Expense)

Non-operating income (expense) consists primarily of interest income on our cash and cash equivalents and marketable securities, and non-cash changes in the fair value of our outstanding preferred stock warrant liability.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses
Research and development	$16,744	$51,171	$(34,427)
General and administrative	13,660	13,659	1
Total operating loss	(30,404)	(64,830)	(34,426)
Non-operating income (expense)
Interest income	3,920	1,721	2,199
Realized gain on sale of marketable securities, net	119	955	(836)
Gain (loss) on change in fair value of derivative instruments	1,161	(947)	2,108
Total non-operating income	5,200	1,729	3,471
Loss before income tax	(25,204)	(63,101)	(37,897)
Income tax provision	1	1	—
Net loss	$(25,205)	$(63,102)	$(37,897)

Revenue

We generated no revenue during the year ended December 31, 2025 or 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Direct research and development expenses
Clinical trial	$4,727	$42,369	$(37,642)
Formulation and CMC	3,805	2,270	1,535
Preclinical	129	1,845	(1,716)
Indirect and unallocated expenses
Personnel-related	5,367	3,689	1,678
Consulting and other	2,716	998	1,718
Total research and development expenses	$16,744	$51,171	$(34,427)

Research and development expenses were $16.7 million for the year ended December 31, 2025, compared to $51.2 million for the year ended December 31, 2024. The decrease of $34.4 million was primarily due to: (i) a $37.6 million decrease in clinical trial expenses primarily related to our Phase 2 trial of LB-102 in patients with acute schizophrenia, the majority of which took place in 2024 and (ii) a $1.7 million decrease in preclinical expenses primarily related to preclinical studies performed in 2024 required to initiate a Phase 3 clinical trial in patients with acute schizophrenia, partially offset by (iii) a $1.7 million increase in personnel-related expenses due to an increase in headcount; (iv) a $1.7 million increase in consulting and other expenses primarily due to the engagement of industry experts, and (v) a $1.5 million increase in formulation and CMC expenses due to the scale-up and production of LB-102 to be used for clinical development.

General and Administrative Expenses

General and administrative expenses were $13.7 million for the years ended December 31, 2025 and 2024. Changes in general and administrative expenses include: (i) a $3.0 million decrease related to the write off of deferred offering costs in 2024; partially offset by (ii) a $0.7 million increase in stock-based compensation primarily related to the stock option grants and the repricing of stock options upon the closing of the IPO in 2025; (iii) a $0.8 million increase in legal costs primarily related to increased operations and public company compliance; (iv) a $0.8 million increase in public company costs including directors’ and officers’ insurance and public relations costs; (v) a $0.4 million increase in consulting expenses primarily related to public company readiness; and (vi) a $0.3 million increase in personnel-related costs primarily related to increased headcount.

Non-operating Income (Expense)

Non-operating income was $5.2 million for the year ended December 31, 2025, compared to $1.7 million for the year ended December 31, 2024. The increase of $3.5 million was primarily due to: (i) a $2.1 million increase in the gain (loss) on change in fair value of derivative instruments primarily related to the decrease in the fair value of common stock, resulting from a gain on the change in fair value on warrant liabilities of $1.2 million during 2025 and a $0.9 million loss on the change in fair value of derivative liabilities during 2024; (ii) a $2.2 million increase in interest income related to the increased investment in marketable securities, partially offset by (iii) a $0.8 million decrease in the realized gain on marketable securities primarily due to more sales of investments in marketable securities in 2024 as compared to 2025.

Liquidity and Capital Resources

As of December 31, 2025, we had $295.2 million of cash, cash equivalents and marketable securities. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Prior to our IPO, we funded our operations primarily by gross proceeds of $121.7 million from issuances of our redeemable convertible preferred stock, common stock and convertible notes. In September 2025, we completed our IPO pursuant to which we issued and sold an aggregate of 21,850,000 shares of common stock at a price to the public of $15.00 per share. We received aggregate net proceeds of $302.3 million after deducting underwriting discounts and commissions of $22.9 million and other offering expenses of $2.5 million. In February 2026, we sold shares of our common stock pursuant to a securities purchase agreement in exchange for gross proceeds of approximately $100.0 million, before deducting any transaction-related expenses. Until required for use in our business, we typically invest our cash, in accordance with our investment policy, in money market funds and fixed income securities including U.S. treasury bills and government securities. We attempt to minimize credit risk related to our cash and cash equivalents and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. As we progress through the phases of development of LB-102 and any of our future product candidates, we anticipate that we will incur increasing losses in future quarters and years compared to historical periods.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(35,208)	$(53,052)
Net cash (used in) provided by investing activities	(39,887)	23,234
Net cash provided by financing activities	302,562	38,315
Net increase in cash, cash equivalents and restricted cash	$227,467	$8,497

Operating Activities

Cash used in operating activities for the year ended December 31, 2025 was $35.2 million, consisting of net loss of $25.2 million adjusted for non-cash items, including a $4.2 million charge for stock-based compensation expense, $0.3 million in amortization of premiums on investments, and $0.3 million of depreciation and amortization partially offset by change in the fair value of the warrant liabilities of $1.2 million. Additionally, we had outflows of $13.7 million due to a change in our net operating assets and liabilities from the year ended December 31, 2024, including a $12.3 million increase in prepaid expenses and other current assets primarily related to advance payments to our CRO for the clinical trials initiated in 2025, a $0.9 million decrease in accounts payable and accrued expense primarily related to timing of payments, and a $0.3 million increase in accrued interest on marketable securities primarily due to our holding of no marketable securities investments through September 2025.

Cash used in operating activities for the year ended December 31, 2024 was $53.1 million, consisting of net loss of $63.1 million adjusted for non-cash items, including the realized gain on marketable securities of $1.0 million, partially offset by non-cash items including: (i) stock-based compensation expense of $3.1 million; (ii) write off of deferred offering costs of $3.2 million, (iii) change in fair value of the warrant liabilities of $0.9 million; and (iv) lease expense of $0.3 million related to the lease agreement executed in May 2024. Additionally, we had inflows of $3.3 million due to a change in our net operating assets and liabilities from the year ended December 31, 2023, including a $5.0 million increase in accounts payable and accrued expense related to timing of payments, clinical trial expenses and compensation and termination expenses, partially offset by a $1.7 million increase in prepaid expenses primarily related to advance payments to our CRO for the Phase 2 acute schizophrenia trial.

Investing Activities

Cash used in investing activities for the year ended December 31, 2025 was $39.9 million primarily related to $44.8 million for the purchase of marketable securities to invest our excess cash, partially offset by $5.0 million in proceeds from sale and maturities of marketable securities.

Cash provided by investing activities for the year ended December 31, 2024 was $23.2 million primarily related to proceeds from sale and maturities of marketable securities, partially offset by the purchase of marketable securities to invest our excess cash.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $302.6 million primarily related to the proceeds from the IPO, net of issuance costs.

Cash provided by financing activities for the year ended December 31, 2024 was $38.3 million primarily related to the proceeds from the issuance of redeemable convertible Series C preferred stock, net of issuance costs.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance LB-102 and any of our future product candidates through clinical trials, as well as additional costs associated with operating as a public company.

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $295.2 million, which does not include net proceeds from our $100 million private placement in February 2026. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, including net proceeds from our private placement in February 2026, will be sufficient to meet our anticipated operating and capital expenditure requirements into the second quarter of 2029.

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
•
if approved, the costs of commercialization activities for LB-102 for the treatment of acute schizophrenia, bipolar depression, adjunctive MDD, or any other approved indication, or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities;

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

Contractual Obligations and Commitments

Leases

In May 2024, we entered into a new lease agreement for office space in New York, New York totaling approximately 8,900 square feet. The term of this lease commenced on June 21, 2024, which is the date we took control over the leased premises. The lease term continues through March 2032. In November 2025, we entered into an amendment to the lease agreement providing for the lease of approximately 4,600 square feet of additional office space. The lease amendment term continues through March 2032. See Note 7 Leases to our audited financial statements for more information.

Funding Commitments

We enter into contracts in the normal course of business with CROs, CDMOs, and other third parties for clinical trials, preclinical research studies, and testing and manufacturing services. These contracts are cancelable by us upon prior written notice. Payments due upon cancellation consist primarily of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. The amount and timing of such payments are not known. See Note 13 Commitments and Contingencies to our audited financial statements for more information.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 of our audited financial statements appearing elsewhere in this Annual Report on Form 10-K.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. In accordance with GAAP, we evaluate our estimates and judgments on an ongoing basis, including those related to accrued research and development expenses, common stock warrant liabilities, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting estimates as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations.
While our significant accounting policies are more fully described in Note 2 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, including our site contracts for sites that are participating in our ongoing clinical trials, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid balance accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period.

Costs incurred in obtaining technology licenses through asset acquisitions or in-licensing arrangements are charged to research and development expense if the acquired technology has not reached technological feasibility and has no alternative future use.

Stock-Based Compensation

We account for our stock-based compensation awards in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation, or ASC Topic 718.

We have issued stock-based compensation awards including stock options and restricted stock awards and we also account for certain issuances of warrants in accordance with ASC Topic 718.

We measure the cost of employee, nonemployee, and director services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant and recognize the related expense over the period during which the employee, nonemployee or director is required to provide service in exchange for the award on a straight line basis.

We estimate the fair value of each award on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective assumptions to determine the fair value of each stock-based award, including:

•
Fair value of common stock.
•
Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term for our stock options was calculated based on the weighted-average vesting term of the awards and the contract period, or simplified method.
•
Expected volatility. Since we do not have sufficient trading history to estimate the volatility of our common stock, the expected volatility was estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their size, stage of their life cycle, or area of specialty. We will continue to apply this process until enough historical information regarding the volatility of our stock price becomes available.
•
Risk-free interest rate. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options.
•
Expected dividend yield. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

Changes in the foregoing assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Warrants

We review the terms of debt instruments, equity instruments, and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Additionally, in connection with the issuance of financing instruments, we may issue freestanding warrants.

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity, or ASC Topic 480, and FASB ASC Topic 815, Derivatives and Hedging, or ASC Topic 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC Topic 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to our own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For warrants that meet all criteria for equity classification, the warrants are recorded as a component of additional paid-in capital, on the statement of stockholders’ deficit at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in other expense, net, on the statements of operations. The fair value of the warrants was estimated using the Black-Scholes option pricing model, which requires the use of highly subjective and unobservable assumptions to determine the fair value of the warrants, including the fair value of common stock, expected term, expected volatility, risk free interest rate and expected dividend yield.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements listed in the Index to Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K and incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act and the material weaknesses previously identified and further discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Management identified material weaknesses in our internal control over financial reporting as of December 31, 2025 with respect to (i) an insufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls, including proper segregation of duties; controls over the completeness and accuracy of information used in the operation of control activities across substantially all financial statement areas; and retention of control evidence, and (ii) improper access and a lack of review over user access and user provisioning as it relates to our information technology environment and general controls over information systems that support the financial reporting process. These material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.

Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm due to the Securities and Exchange Commission adopted amendments to the accelerated filer and large accelerated filer definitions on March 12, 2020. Following the adoption of the amendments, smaller reporting companies with less than $100 million in revenues will continue to be required to establish and maintain effective internal control over financial reporting, or ICFR, but will no longer be required to obtain a separate attestation of their ICFR from an outside auditor.

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

Changes in Internal Control over Financial Reporting

There were no other changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, and third-party consultants. We have posted a current copy of the code on our website, www.lbpharma.us. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code. The reference to our website does not constitute incorporation by reference of the information contained at or available through our website.

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees. In addition, it is our intent to comply with the applicable laws and regulations relating to insider trading.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will included in our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(a)
Financial Statements. See Index to Financial Statements included in the financial statements in this Annual Report on Form 10-K.
(b)
Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or required, or the information required to be set forth therein is included in the financial statements or notes thereto included in the Index to Financial Statements of this Annual Report on Form 10-K.
(c)
Exhibits. The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42831	3.1	September 12, 2025
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-289812	3.4	August 22, 2025
4.1	Description of Registrant’s Securities					X
4.2	Form of Common Stock Certificate.	S-1/A	333-289812	4.1	September 8, 2025
4.3	Investors' Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of August 29, 2023.	S-1	333-289812	4.2	August 22, 2025
4.4	Form of Class A Warrants	S-1	333-289812	4.3	August 22, 2025
4.5	Form of Class B Warrants	S-1	333-289812	4.4	August 22, 2025
4.6	Form of Maxim Warrants	S-1	333-289812	4.5	August 22, 2025
4.7	Form of New Series B Warrants	S-1	333-289812	4.6	August 22, 2025
4.8	Form of Series B-1 Warrants	S-1	333-289812	4.7	August 22, 2025
4.9	Form of Pre-Funded Warrant	8-K	001-42831	4.1	February 5, 2026
10.1	2017 Equity Incentive Plan	S-1	333-289812	10.1	August 22, 2025
10.2	Form of Option Grant Notice and Agreement, Exercise Notice, and Restricted Award Notice under the 2017 Equity Incentive Plan	S-1	333-289812	10.2	August 22, 2025
10.3	2018 Equity Incentive Plan	S-1	333-289812	10.3	August 22, 2025
10.4	Form of Option Grant Notice and Agreement, Exercise Notice, and Restricted Award Notice under the 2018 Equity Incentive Plan	S-1	333-289812	10.4	August 22, 2025
10.5	2023 Equity Incentive Plan	S-1	333-289812	10.5	August 22, 2025
10.6	Amendment No. 1 to 2023 Equity Incentive Plan	S-1	333-289812	10.6	August 22, 2025
10.7	Form of Option Grant Notice and Agreement, Exercise Notice, and Restricted Award Notice under the 2023 Equity Incentive Plan	S-1	333-289812	10.7	August 22, 2025
10.8	2025 Equity Incentive Plan	S-1/A	333-289812	10.8	September 8, 2025
10.9	Form of Option Grant Notice and Agreement, and Exercise Notice under the 2025 Equity Incentive Plan	S-1/A	333-289812	10.9	September 8, 2025
10.10	Form of RSU Award Grant Notice and Agreement under the 2025 Equity Incentive Plan	S-1/A	333-289812	10.10	September 8, 2025
10.11	2025 Employee Stock Purchase Plan	S-1/A	333-289812	10.11	September 8, 2025
10.12	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-289812	10.12	August 22, 2025
10.13	Executive Employment Agreement, dated November 1, 2024, between Heather Turner and the Registrant	S-1	333-289812	10.13	August 22, 2025
10.14	Executive Employment Agreement, dated February 3, 2025, between Gad Soffer and the Registrant	S-1	333-289812	10.14	August 22, 2025
10.15	Amended and Restated Executive Employment Agreement, dated September 4, 2025, between Anna Eramo and the Registrant	S-1/A	333-289812	10.15	September 8, 2025

10.16	Amended and Restated Executive Employment Agreement, dated September 3, 2025, between Marc Panoff and the Registrant	S-1/A	333-289812	10.16	September 8, 2025
10.17	Executive Employment Agreement, dated February 3, 2025, between Richard Silva and the Registrant	S-1	333-289812	10.18	August 22, 2025
10.18	Transition, Consulting, and Separation Agreement, dated November 26, 2024, between Zachary Prensky and the Registrant	S-1	333-289812	10.21	August 22, 2025
10.19	Amendment No. 1 to Transition, Consulting, and Separation Agreement between Zachary Prensky and the Registrant					X
10.20	Executive Employment Agreement, dated June 12, 2024, between Roger Sawhney and the Registrant	S-1	333-289812	10.22	August 22, 2025
10.21	Separation Agreement, dated May 6, 2025, between Roger Sawhney and the Registrant	S-1	333-289812	10.23	August 22, 2025
10.22	Executive Employment Agreement, dated October 28, 2025, between Kaya Pai Panandiker and the Registrant					X
10.23	Non-Employee Director Compensation Policy	S-1/A	333-289812	10.23	September 8, 2025
10.24	Form of Amended and Restated Royalty Participation Agreement by and between the Registrant and certain holders	S-1	333-289812	10.25	August 22, 2025
10.25	Lease Agreement, dated May 20, 2024, between the Registrant and One Penn Plaza LLC	S-1	333-289812	10.26	August 22, 2025
10.26	First Amendment to Lease Agreement, dated as of November 10, 2025, by and between the Registrant and One Penn Plaza LLC	8-K	001-42831	10.1	November 13, 2025
10.27	Form of Securities Purchase Agreement	8-K	001-42831	10.1	February 5, 2026
10.28	Form of Registration Rights Agreement	8-K	001-42831	10.2	February 5, 2026
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries	S-1	333-289812	21.1	August 22, 2025
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LB Pharmaceuticals Inc

Date: March 26, 2026	By:	/s/ Heather Turner
Heather Turner
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Heather Turner and Marc Panoff, and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Heather Turner	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2026
Heather Turner

/s/ Marc Panoff	Senior Vice President of Finance (Principal Financial and Accounting Officer)	March 26, 2026
Marc Panoff

/s/ Scott Garland	Chairman of the Board and Director	March 26, 2026
Scott Garland

/s/ Rekha Hemrajani	Director	March 26, 2026
Rekha Hemrajani

/s/ William Kane	Director	March 26, 2026
William Kane

/s/ Robert Lenz	Director	March 26, 2026
Robert Lenz

/s/ Rebecca Luse	Director	March 26, 2026
Rebecca Luse

/s/ Ran Nussbaum	Director	March 26, 2026
Ran Nussbaum

/s/ Zachary Prensky	Director	March 26, 2026
Zachary Prensky

/s/ Robert R. Ruffolo, Jr.	Director	March 26, 2026
Robert R. Ruffolo Jr.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

LB Pharmaceuticals Inc

New York, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LB Pharmaceuticals Inc (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2016.

New York, New York

March 26, 2026

LB Pharmaceuticals Inc

Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$250,173	$22,978
Marketable securities	45,040	5,021
Prepaid expenses and other current assets	13,219	880
Total current assets	308,432	28,879
Operating lease right-of-use assets, net	2,151	2,298
Property and equipment, net	1,581	1,859
Restricted cash	770	498
Total assets	$312,934	$33,534
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$2,127	$2,320
Accrued expenses	4,585	5,302
Operating lease liability, current	730	487
Total current liabilities	7,442	8,109
Derivative liability - warrants	1,343	2,504
Operating lease liability, noncurrent	2,839	3,216
Total liabilities	11,624	13,829
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock (1)
Series Seed preferred stock, $0.0001 par value, zero and 295,467 shares authorized, zero and 295,467 shares issued and outstanding as of December 31, 2025 and 2024. Liquidation preference of zero and $443 as of December 31, 2025 and 2024, respectively.	—	435
Series A preferred stock, $0.0001 par value, zero and 3,655,374 shares authorized, zero and 3,655,374 shares outstanding as of December 31, 2025 and 2024, respectively. Liquidation preference of zero and $8,407 as of December 31, 2025 and 2024, respectively.	—	6,179
Series B preferred stock, $0.0001 par value, zero and 301,119 authorized, zero and 301,119 shares issued and outstanding as of December 31, 2025 and 2024, respectively. Liquidation preference of zero and $903 as of December 31, 2025 and 2024, respectively.	—	580
Series C preferred stock, $0.0001 par value, zero and 75,000,000 shares authorized, zero and 73,820,346 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively. Liquidation preference of zero and $110,731 as of December 31, 2025 and December 31, 2024, respectively.	—	107,065
Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 500,000,000 and 105,000,000 shares authorized, 25,299,372 and 251,655 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	3	1
Additional paid-in capital	430,667	9,657
Accumulated deficit	(129,528)	(104,323)
Accumulated other comprehensive income	168	111
Total stockholders’ equity (deficit)	$301,310	$(94,554)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$312,934	$33,534

(1) Shares authorized, shares issued and outstanding are not adjusted for the reverse stock split detailed in Note 1 Business Overview.

See accompanying notes to financial statements.

LB Pharmaceuticals Inc

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses
Research and development	$16,744	$51,171
General and administrative	13,660	13,659
Total operating loss	(30,404)	(64,830)
Non-operating income
Interest income	3,920	1,721
Realized gain on sale of marketable securities, net	119	955
Gain (loss) on change in fair value of derivative instruments	1,161	(947)
Total non-operating income	5,200	1,729
Loss before income tax	(25,204)	(63,101)
Income tax provision	1	1
Net loss	$(25,205)	$(63,102)
Net loss per share, basic and diluted	$(3.13)	$(176.15)
Weighted average shares outstanding used in calculating net loss per share, basic and diluted	8,045,145	358,229

See accompanying notes to financial statements.

LB Pharmaceuticals Inc

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(25,205)	$(63,102)
Unrealized gain (loss) on marketable securities, net	57	(163)
Comprehensive loss	$(25,148)	$(63,265)

See accompanying notes to financial statements.

LB Pharmaceuticals Inc

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock										Additional		Accumulated Other	Total
	Series Seed		Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2023	295,467	$435	3,655,374	$6,179	301,119	$580	47,153,680	$68,773	249,476	$1	$6,473	$(41,221)	$274	$(34,473)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,090	—	—	3,090
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(163)	(163)
Issuance of redeemable convertible series C preferred stock, net of issuance costs	—	—	—	—	—	—	26,666,666	38,292	—	—	—	—	—	—
Shares issued upon exercise of warrants	—	—	—	—	—	—	—	—	253	—	3	—	—	3
Shares issued upon exercise of options	—	—	—	—	—	—	—	—	493	—	20	—	—	20
Issuance of common stock for services	—	—	—	—	—	—	—	—	1,433	—	71	—	—	71
Net loss	—	—	—	—	—	—	—	—	—	—	—	(63,102)	—	(63,102)
Balance, December 31, 2024	295,467	$435	3,655,374	$6,179	301,119	$580	73,820,346	$107,065	251,655	$1	$9,657	$(104,323)	$111	$(94,554)
Conversion of preferred stock to common stock	(295,467)	(435)	(3,655,374)	(6,179)	(301,119)	(580)	(73,820,346)	(107,065)	3,191,334	—	114,259	—	—	114,259
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	21,850,000	2	302,313	—	—	302,315
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,191	—	—	4,191
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	57	57
Shares issued upon exercise of options and warrants	—	—	—	—	—	—	—	—	6,383	—	247	—	—	247
Net loss	—	—	—	—	—	—	—	—	—	—	—	(25,205)	—	(25,205)
Balance, December 31, 2025	—	$—	—	$—	—	$—	—	$—	25,299,372	$3	$430,667	$(129,528)	$168	$301,310

(1) Shares for the redeemable convertible preferred stock are not adjusted for the reverse stock split detailed in Note 1 Business Overview.

See accompanying notes to financial statements.

LB Pharmaceuticals Inc

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities
Net loss	$(25,205)	$(63,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,191	3,090
Shares issued for services rendered	—	71
Loss on write off of property and equipment	8	—
Write off of deferred offering costs	—	3,219
Depreciation and amortization	321	91
Noncash lease expense	147	308
Realized gain on marketable securities, net	(119)	(955)
Amortization (accretion) of premiums (discounts) on investments, net	261	(34)
(Gain) loss on change in fair value of derivative instruments	(1,161)	947
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,339)	(1,757)
Operating lease liability	(134)	(60)
Accrued interest on marketable securities	(268)	114
Accounts payable and accrued expenses	(910)	5,016
Net cash used in operating activities	(35,208)	(53,052)
Investing activities
Purchases of property and equipment	(52)	(769)
Purchase of marketable securities	(44,836)	(29,746)
Proceeds from the sale of marketable securities	2,501	23,649
Maturities of marketable securities	2,500	30,100
Net cash (used in) provided by investing activities	(39,887)	23,234
Financing activities
Proceeds from initial public offering	327,750	—
Payment of issuance costs for initial public offering	(25,435)	—
Proceeds from exercise of warrants and options	247	23
Proceeds from issuance of redeemable convertible Series C preferred stock	—	40,000
Payment of issuance costs of redeemable convertible Series C preferred stock	—	(1,708)
Net cash provided by financing activities	302,562	38,315
Net increase in cash, cash equivalents and restricted cash	227,467	8,497
Cash, cash equivalents and restricted cash, beginning of year	23,476	14,979
Cash, cash equivalents and restricted cash, end of year	$250,943	$23,476
Supplemental disclosures of cash flow information
Income tax paid	$1	$1
Supplemental disclosures of noncash investing and financing information
Conversion of 78,072,306 shares (1) of redeemable convertible preferred stock to common stock upon the closing of initial public offering	$114,260	$—
Right of use assets in exchange for operating lease liabilities	$—	$2,405
Acquisition of leasehold improvements	$—	$1,158

(1) Shares for the redeemable convertible preferred stock are not adjusted for the reverse stock split detailed in Note 1 Business Overview.

See accompanying notes to financial statements.

LB Pharmaceuticals Inc

Notes to Financial Statements

1. Business Overview

LB Pharmaceuticals Inc (the “Company” or “LB”) was incorporated under the laws of the State of Delaware in September 2015 and is headquartered in New York, New York.

The Company is a late-stage biopharmaceutical company developing novel therapies for the treatment of a wide range of neuropsychiatric disorders including schizophrenia, bipolar depression, adjunctive treatment of major depressive disorder and other diseases. The Company is building a pipeline that leverages the broad therapeutic potential of the Company’s lead product candidate, LB-102, which the Company believes has the potential to be the first benzamide antipsychotic drug approved for neuropsychiatric disorders in the United States. LB-102 is currently in late-stage clinical development for schizophrenia and bipolar depression. The Company is also planning to conduct a Phase 2 clinical trial evaluating LB-102 as an adjunctive treatment in major depressive disorder, or MDD.

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

Emerging Growth Company and Smaller Reporting Company Status

The Company is an "emerging growth company" as defined in the JOBS Act and may remain an emerging growth company for up to five years following the completion of its IPO. For so long as the Company remains an emerging growth company, it is permitted to and intends to rely on certain exemptions from various public company reporting requirements, including not being required to have its internal control over financial reporting audited by its independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. Accordingly, the information contained herein may be different than the information received from other public companies.

LB Pharmaceuticals Inc

Notes to Financial Statements

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period, and therefore, is not subject to the same requirements to adopt new or revised accounting standards as other public companies that are not emerging growth companies; however, the Company may adopt certain new or revised accounting standards early. The Company will remain an "emerging growth company" until the earliest to occur of: (i) the last day of the fiscal year in which the Company has $1.235 billion or more in annual revenue; (ii) the date on which the Company first qualifies as a large accelerated filer under the rules of the SEC; (iii) the date on which the Company has, in any prior three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year following the fifth anniversary of the consummation of the Company's IPO.

The Company is also a "smaller reporting company" as defined in the Exchange Act. The Company may continue to be a smaller reporting company even after it is no longer an emerging growth company. The Company may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of the Company's second fiscal quarter, or the Company's annual revenue is less than $100.0 million during the most recently completed fiscal year and the voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of the Company's second fiscal quarter.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual of research and development costs and the valuation of common stock (prior to the Company's IPO), derivative warrant and stock-based compensation. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Liquidity and Capital Resources

As of December 31, 2025, the Company had approximately $295.2 million of cash, cash equivalents and marketable securities and working capital of approximately $301.0 million. As of December 31, 2025, the Company had an accumulated deficit of $129.5 million. During the year ended December 31, 2025, the Company incurred a net loss of $25.2 million and negative cash flows from operations of $35.2 million. The Company has incurred net losses and negative cash flows from operations since its inception and anticipates it will continue to incur net losses for the foreseeable future.

Prior to the IPO, the Company funded its operations primarily through proceeds from issuances of redeemable convertible preferred stock, common stock and convertible notes. In September 2025, the Company completed its IPO as detailed above. The Company believes that its current capital resources, which consist of cash, cash equivalents and marketable securities, will be sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued based on its expected cash needs. As the Company continues to pursue its business plan, it expects to finance its operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. However, there can be no assurance that any additional financing or strategic arrangements will be available to the Company on acceptable terms, if at all.

LB Pharmaceuticals Inc

Notes to Financial Statements

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and marketable securities. To minimize the risks related to cash, cash equivalents and marketable securities, the Company has established guidelines related to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.

The Company relies on third party vendors, including contract research organizations, to conduct and support its research and development activities. A significant disruption in the services provided by these vendors could delay the Company’s clinical development timelines and adversely affect its research and development programs.

As of both December 31, 2025, and 2024, one research and development vendor individually represented more than 10% of the Company’s accounts payable and accrued expenses. This vendor represented approximately 37% and 36% of accounts payable and accrued expenses as of December 31, 2025, and 2024, respectively.

Segment Information

The Company operates as a single reportable segment in the development of novel therapies for the treatment of neuropsychiatric diseases, including schizophrenia. The Company has not generated revenues since inception. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer (“CEO”). The CODM reviews the Company’s performance on an aggregate basis, thus the segment’s loss is the Company’s net loss, as reported on accompanying statements of operations, and the segment’s assets are the Company’s total assets, as reported on the accompanying balance sheets. Significant expenses provided to the CODM include research and development and general and administrative expenses, as reported on the accompanying statements of operations.

The following table presents the significant segment expenses regularly provided to the CODM and a reconciliation to net loss (in thousands):

	Year Ended December 31,
	2025	2024

General and administrative expenses	$13,660	$13,659

Research and development expenses
Clinical trial	4,727	42,369
Formulation and CMC	3,805	2,270
Preclinical	129	1,845
Total direct research and development expenses	8,661	46,484
Personnel-related	5,367	3,689
Consulting and other	2,716	998
Total indirect and unallocated research and development expenses	8,083	4,687
Total research and development expenses	16,744	51,171
Total operating loss	(30,404)	(64,830)
Non-operating income	5,200	1,729
Income tax provision	1	1
Net Loss	$(25,205)	$(63,102)

The CODM uses the information primarily to evaluate the Company’s performance and allocate resources. This includes reviewing key financial metrics such as budget versus actual expenditures and assessing overall cash flow and liquidity to ensure the continuity of operations. This approach allows the CODM to monitor the Company’s performance and make strategic adjustments as needed to support its operational and financial goals.

The Company’s operations and all long-lived assets are located in the United States.

LB Pharmaceuticals Inc

Notes to Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents primarily consist of balances held at one financial institution and in money market funds. Cash balances may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) amounts. Management periodically assesses the financial condition of the banking institution and believes that any potential credit loss is minimal. As of December 31, 2025 and 2024, the Company’s cash balance exceeded the FDIC insured limit of $250,000.

Restricted Cash

Restricted cash primarily consists of certificates of deposit that are held as collateral against the letter of credit that the Company is required to maintain for its operating lease agreement.

Marketable Securities

The Company accounts for marketable securities held as “available-for-sale” in accordance with Accounting Standards Codification (“ASC”) 320, Investments-Debt Securities. The Company classifies these investments as current assets and carries them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ deficit as accumulated other comprehensive income. Realized gains or losses on marketable security transactions are reported in the statements of operations. The cost of securities sold is determined on a specific identification basis. Marketable securities are maintained at one financial institution and are governed by the Company’s investment policy, as approved by the Company’s board of directors.

The Company evaluates its marketable securities with unrealized loss positions for impairment by assessing if they are related to deterioration in credit risk and whether the entire amortized cost basis of the security will be recovered, the intent to sell, and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their cost basis. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in the statements of operations.

No impairment losses related to marketable securities have been recognized during the years ended December 31, 2025 and 2024. Any unrealized losses on available-for-sale debt securities that are attributed to credit risk are recorded to earnings through an allowance for credit losses. Unrealized gains (losses) on available-for-sale debt securities were not material as of December 31, 2025 and 2024, and no allowance for credit losses was recorded.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization expense is recognized using the straight-line method over the following estimated useful lives:

Asset Category	Estimated Useful Life
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Computer equipment	3 years
Office furniture	5 years

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment as well as right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the estimated future undiscounted cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. The Company has not recorded any impairment losses on long-lived assets during the years ended December 31, 2025 and 2024.

LB Pharmaceuticals Inc

Notes to Financial Statements

Leases

According to ASC 842 Leases, the Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the use of the identified asset over the term of the arrangement.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. To the extent that the Company is unable to utilize an interest rate implicit in the lease, the collateralized incremental borrowing rate is used based on the information available at the lease commencement date, in determining the present value of lease payments. ROU assets are based on the measurement of the lease liability and includes any lease payments made prior to or on lease commencement and initial direct costs incurred and excludes lease incentives, as applicable.

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet.

The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets.

The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease. If a lease modification is not accounted for as a separate contract, the Company reassesses lease classification as of the effective date of the modification (the date the modification is approved by both the Company and the lessor). The Company reallocates the remaining consideration in the contract and remeasures the lease liability using a discount rate determined at the effective date of the modification, as applicable.

Fair Value Measurements

The Company applies the fair value method under ASC 820 Fair Value Measurements and Disclosure to all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 – Observable inputs, such as quoted prices for identical assets and liabilities in active markets.

Level 2 – Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs supported by little or no market data and requires management to develop its own assumptions based on best estimates of what market participants would use in pricing an asset or liability at the reporting date.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value may require significant

LB Pharmaceuticals Inc

Notes to Financial Statements

judgment and involve uncertainty. Changes in fair value measurements could have a significant impact on the results of operations in any given period.

The carrying amounts of cash equivalents, marketable securities, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. The Company’s derivative liabilities are carried at fair value based on the fair value hierarchy. The Company invests its excess cash in financial instruments, which are readily convertible into cash, such as money market funds and government securities. Cash equivalents, where applicable, are classified as Level 1 or Level 2, as defined by the fair value hierarchy.

Stock-Based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees, directors and consultants. These incentives consist primarily of stock options and restricted stock grants.

The Company measures all stock options and other stock-based awards to employees, directors and non-employees based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company records the expense for these awards using the straight-line method over the service period. The Company recognizes adjustments to stock-based compensation expense for forfeitures as they occur. The Company classifies stock-based compensation expenses in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The fair value of each stock option and other stock-based awards are estimated on the date of grant using the Black-Scholes option-pricing model. Inputs used in the Black-Scholes option-pricing model are summarized as follows:

Expected Term: The expected term is calculated using the simplified method. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The Company elected to use the simplified method because of its limited history of stock option exercise activity.

Expected Volatility: As the Company does not have sufficient trading history to estimate the volatility of its common stock, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in the Company’s industry which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards, where available.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

Expected Dividend Yield: The Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Accordingly, estimated dividend yield is zero.

The fair value for each restricted common stock award and nominal exercise price warrants were estimated on the date of grant based on the most recent calculation of fair value of the Company’s common stock. Subsequent to the Company’s IPO, the fair value is based on the closing price of the Company’s common stock on the grant date.

Common Stock Warrants and Warrant Liability

The Company accounts for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants that are classified as liabilities are initially recorded at fair value and remeasured at fair value at each balance sheet date until settlement. Changes in the fair value of warrant liabilities are recorded in change in fair value of derivative instruments in the statements of operations. The Company determines the fair value of warrant liabilities using valuation techniques that maximize the use of observable inputs. For warrant liabilities with nominal or low exercise prices, fair value is generally determined using observable inputs, primarily the quoted closing price of the Company’s common stock at the measurement date, together with fixed contractual terms (including the exercise price). For other warrant liabilities, fair value is estimated using an option pricing model (for example, the Black-Scholes model), which may require inputs such as expected volatility, expected term, risk-free interest rate, and expected dividend yield. Expected volatility may be

LB Pharmaceuticals Inc

Notes to Financial Statements

estimated using the historical volatilities of comparable public companies when the Company does not have sufficient trading history. Warrant liabilities valued using observable inputs are generally classified within Level 2 of the fair value hierarchy. Warrant liabilities that use significant unobservable inputs are classified within Level 3 of the fair value hierarchy. Different warrant tranches may be classified within different levels of the fair value hierarchy depending on the observability of the significant inputs used in the valuation. See Note 3 Fair Value Measurements for a description of these assumptions.

Redeemable Convertible Preferred Stock

The Company recorded all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock were recorded outside of permanent equity because upon the occurrence of certain deemed liquidation events, the majority of the holders could opt to redeem the shares at the liquidation preference and these events, including a merger, acquisition or sale of substantially all of the assets, are considered not solely within the Company’s control. The Company did not adjust the carrying values of the redeemable convertible preferred stock to its redemption value because it was not considered redeemable as of December 31, 2024. During the year ended December 31, 2025, the Company did not accrete the carrying values of the redeemable convertible preferred stock to the liquidation preference, as the IPO triggered automatic conversion to common stock rather than a redemption event. No deemed liquidation events were probable during the period. Immediately prior to the IPO closing, the outstanding shares of redeemable convertible preferred stock were adjusted for the 1-for-27.8874 reverse stock split, and the Series C preferred stock was further adjusted for anti-dilution provisions. Upon closing of the IPO in September 2025, all 78,072,306 shares of redeemable convertible preferred stock (as adjusted) automatically converted into 3,191,334 shares of common stock, including 391,986 shares issued pursuant to anti-dilution adjustments. The conversion was recorded at the aggregate carrying value of $114.3 million, which was reclassified from temporary equity to additional paid-in capital.

Research and Development

Research and development costs include expenditures in connection with clinical trials, employee cash and stock-based compensation, regulatory and scientific consulting fees, contract research for preclinical studies, drug formulation, manufacturing, supply and handling and data collection. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

The value of goods and services received from contract research organizations (“CROs”) and other third parties are accrued each reporting period based on estimates of the level of services performed and progress in the period when invoices have not been received from such organizations. When evaluating the adequacy of the accrued liabilities, the progress of the studies or clinical trials are analyzed, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Accruals are adjusted as actual costs become known or as additional information becomes available.

General and Administrative

General and administrative costs include expenditures that are not directly related to research and development. General and administrative costs include costs for support and administrative functions including salaries and benefits, stock-based compensation and other personnel-related costs. Additional costs include non-personnel costs such as legal and professional fees, rent, audit fees, insurance costs and public company-related expenses.

Patents and Trademarks

The Company expenses external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and trademarks and patent and trademark applications pending. The Company also expenses costs associated with maintaining and defending patents and trademarks subsequent to their issuance in the period incurred.

Income Taxes

Income taxes have been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the financial statement and tax bases of

LB Pharmaceuticals Inc

Notes to Financial Statements

LB’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether a valuation allowance is required often requires significant judgment.

Net Loss Per Share

The Company follows the two-class method when computing net loss per share, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options.

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2025 and 2024, the Company’s only element of other comprehensive loss was unrealized gain/loss on marketable securities.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires enhanced income tax disclosures, including a tabular rate reconciliation using specified categories with disaggregated information for significant reconciling items that meet a quantitative threshold, and disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. As the Company has elected the extended transition period available to emerging growth companies under the JOBS Act, the guidance is effective for the Company for fiscal years beginning after December 15, 2025, and the Company expects to adopt ASU 2023-09 for its fiscal year ending December 31, 2026. Early adoption is permitted. As the standard impacts disclosure requirements only and does not affect recognition or measurement, the Company does not expect adoption to have a material impact on its financial position or results of operations but does expect expanded income tax disclosures upon adoption.

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to provide disaggregated disclosures of certain income statement expense line items on an annual and interim basis, including the amounts of employee compensation, depreciation, amortization and depletion, and other specified cost categories included in each relevant expense caption. The guidance applies only to public business entities and is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements which reorganizes and clarifies the interim disclosure requirements in ASC 270 to improve usability and clarify when interim reporting guidance applies. The ASU also introduces a disclosure principle requiring entities to describe events occurring after the end of the most recent annual reporting period that have a material impact on the interim period. The standard does not change the fundamental nature or quantity of interim disclosures required under GAAP. For public business

LB Pharmaceuticals Inc

Notes to Financial Statements

entities, the guidance is effective for interim periods within fiscal years beginning after December 15, 2027. For all other entities, the guidance is effective for interim periods within fiscal years beginning after December 15, 2028. As the Company has elected the extended transition period available to emerging growth companies under the JOBS Act, the Company expects to adopt this guidance for interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted. The Company does not expect adoption to have a material impact on its financial statements or disclosures.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (in thousands):

	As of December 31, 2025
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$249,393	$—	$—	$249,393
Total cash equivalents	249,393	—	—	249,393
Marketable securities
Government securities	—	45,040	—	45,040
Total marketable securities	—	45,040	—	45,040
Restricted cash
Certificate of deposit	—	770	—	770
Total restricted cash	—	770	—	770
Total assets	$249,393	$45,810	$—	$295,203
Liabilities
Derivative liability - warrants	—	1,305	38	1,343
Total liabilities	$—	$1,305	$38	$1,343

	As of December 31, 2024
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$19,926	$—	$—	$19,926
Total cash equivalents	19,926	—	—	19,926
Marketable securities
Government securities	—	5,021	—	5,021
Total marketable securities	—	5,021	—	5,021
Restricted cash
Certificate of deposit	—	498	—	498
Total restricted cash	—	498	—	498
Total assets	$19,926	$5,519	$—	$25,445
Liabilities
Derivative liability - warrants	—	—	2,504	2,504
Total liabilities	$—	$—	$2,504	$2,504

Marketable Securities

The Company accounts for marketable securities held as “available-for-sale” in accordance with ASC 320, Investments-Debt Securities. The Company classifies these investments as current assets and carries them at fair value.

LB Pharmaceuticals Inc

Notes to Financial Statements

The fair value of the Company’s marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

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

Warrants

The Company has issued warrants to investors in connection with prior equity financings. These warrants are required to be measured at fair value and presented as liabilities in the accompanying balance sheets. As of December 31, 2025, the warrant liabilities include (i) nominal exercise price warrants, which are marked-to-market based on the period-end closing price of the Company's common stock and (ii) the New Series B Warrant, which has an exercise price of $41.83 and is valued using the Black‑Scholes option pricing model, which includes unobservable inputs. The nominal exercise price warrants are classified within Level 2 of the fair value hierarchy. The New Series B Warrant is classified within Level 3. See Note 8 Redeemable Convertible Preferred Stock and Equity for additional information on the warrants.

For the years ended December 31, 2025 and 2024, the change in the fair value of the Level 3 warrant liability resulted in the recording of a gain (loss) on change in fair value of derivative instruments of $0.04 million and ($0.9) million, respectively, in the accompanying statements of operations.

The following are the assumptions used in the Black-Scholes valuation model in order to determine the fair value of the Level 3 derivative liabilities for the warrant liabilities for the years ended December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Term	2.66	0.58 - 2.00
Volatility	103.4%	49.0% - 70.0%
Exercise price	$41.83	$ 0.28 - $41.83
Risk-free rate	3.52%	4.23% - 4.25%

If the significant unobservable inputs of volatility and discount rate were to change, this may result in a significantly higher or lower fair value measurement at the reporting dates. The changes in Level 3 derivative liabilities for the years ended December 31, 2025 and 2024 were as follows (in thousands):

Warrants
Balance, December 31, 2023	$1,557
Loss due to change in fair value	947
Balance, December 31, 2024	$2,504
Transfer of nominal exercise price warrants out of Level 3 into Level 2	(2,426)
Gain due to change in fair value	(40)
Balance, December 31, 2025	$38

The change in the total warrant liabilities for the years ended December 31, 2025 and 2024 was (in thousands):

Warrants
Balance, December 31, 2023	$1,557
Loss due to change in fair value	947
Balance, December 31, 2024	$2,504
Gain due to change in fair value	(1,161)
Balance, December 31, 2025	$1,343

LB Pharmaceuticals Inc

Notes to Financial Statements

During the year ended December 31, 2025, the Company transferred certain warrant liabilities from Level 3 to Level 2 within the fair value hierarchy. Transfers between levels are recognized at the beginning of the reporting period in which the transfer occurs.

There are uncertainties on the fair value measurement of the instruments classified under Level 3 due to the use of unobservable inputs and interrelationships between these unobservable inputs, which could result in higher or lower fair value measurements.

4. Cash Equivalents, Marketable Securities and Restricted Cash

The Company invests in certain U.S. government money market funds and treasury bills classified as cash equivalents and invests in certificate of deposits that are classified as restricted cash. The marketable securities consist of government securities as follows (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash equivalents
Money market funds	$249,393	$—	$—	$249,393
Total cash equivalents	249,393	—	—	249,393
Marketable securities
Government securities	44,872	168	—	45,040
Total marketable securities	44,872	168	—	45,040
Restricted cash
Certificate of deposit	770	—	—	770
Total cash equivalents, marketable securities and restricted cash	$295,035	$168	$—	$295,203

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash equivalents
Money market funds	$19,926	$—	$—	$19,926
Total cash equivalents	19,926	—	—	19,926
Marketable securities
Government securities	4,910	111	—	5,021
Total marketable securities	4,910	111	—	5,021
Restricted cash
Certificate of deposit	498	—	—	498
Total cash equivalents, marketable securities and restricted cash	$25,334	$111	$—	$25,445

The contractual maturities of the Company’s marketable securities are summarized as follows (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Within one year	$23,254	$109	$—	$23,363
After one year to five years	21,618	59	—	21,677
Total marketable securities	$44,872	$168	$—	$45,040

LB Pharmaceuticals Inc

Notes to Financial Statements

As of December 31, 2025 and 2024, there were no available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months. For the years ended December 31, 2025 and 2024, the net unrealized holding gain (loss) on available-for-sale securities included in accumulated other comprehensive income was $0.1 million and $(0.2) million, respectively, and gains of $0.1 million and $1.0 million, respectively, were reclassified out of accumulated other comprehensive income into earnings upon the sale of available-for-sale securities.

A reconciliation of the cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the amounts shown in the statements of cash flows is as follows (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$250,173	$22,978
Restricted cash	770	498
Total cash, cash equivalents and restricted cash	$250,943	$23,476

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Leasehold improvements	$1,491	$1,491
Computer equipment	130	95
Office furniture	380	374
Property and equipment	2,001	1,960
Less: accumulated depreciation	(420)	(101)
Total property and equipment, net	$1,581	$1,859

Depreciation and amortization expense totaled $0.3 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively, and is recorded in general and administrative expense in the accompanying statements of operations.

6. Prepaid Expenses and Other Current Assets and Accrued Expenses

Prepaid expenses consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
CRO advances	$10,757	$422
Prepaid research and development	541	269
Prepaid clinical trial expenses	750	—
Prepaid insurance	693	57
Other prepaid expenses and other current assets	478	132
Total prepaid expenses and other current assets	$13,219	$880

LB Pharmaceuticals Inc

Notes to Financial Statements

Accrued expenses consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Accrued CRO costs	$1,324	$1,443
Accrued research and development costs	449	488
Accrued compensation costs	1,680	1,441
Accrued professional and consulting costs	350	902
Accrued termination benefits	515	800
Other accrued costs	267	228
Total accrued expenses	$4,585	$5,302

During the year ended December 31, 2024, the Company wrote off $3.2 million of deferred offering costs that were previously included in prepaid expenses and other current assets. The write-off was recorded in general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2024.

7. Leases

In May 2024, the Company entered into a new lease agreement for office space in New York, New York. The Company received $1.2 million of leasehold improvement incentives associated with the new lease agreement. The term of this lease commenced on June 21, 2024, which is the date the Company obtained control over the leased premises. The lease term continues through March 2032. The Company’s real estate lease agreement includes variable payments that are passed through by the landlord, such as insurance, taxes, and common area maintenance, and payments based on the usage of the asset. Pass-through charges and payments due to changes in usage of the asset are included within variable rent expense. Operating leases are recognized over the lease term and included in general and administrative expenses in the accompanying statements of operations. Variable lease expenses are recognized in general and administrative expenses in the accompanying statements of operations as incurred.

The Company’s lease agreement does not contain material residual value guarantees, restrictions, or covenants. The Company has no other operating leases recognized on the accompanying balance sheets.

On November 10, 2025, the Company entered into an amendment to the lease agreement providing for the lease of approximately 4,600 square feet of additional office space through March 2032. The amendment did not result in any changes in terms of the original leased space. The Company determined the lease for additional space is treated as a separate lease and recorded when access to the new space is granted per ASC 842. The additional office space is expected to be delivered to the Company on or before July 1, 2026. The fixed rent for the additional office space will be $2.6 million over the remaining term.

The components of lease expense were as follows for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Operating lease expense	$534	$308
Short-term lease expense	—	119
Variable lease expense	27	—
Total lease expense	$561	$427

Short-term lease expense includes expenses related to the Company’s 2018 operating lease agreement for office space in New York, New York. The lease agreement was month-to-month and could be terminated by either party with three months’ written notice. The Company terminated the lease effective September 30, 2024. The Company made the policy election to exclude short-term leases from recognition and measurement under ASC 842.

LB Pharmaceuticals Inc

Notes to Financial Statements

Supplemental balance sheet information related to operating leases as of December 31, 2025 and 2024 was as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$2,151	$2,298
Operating lease liability, current	730	487
Operating lease liability, noncurrent	2,839	3,216
Total operating lease liability	$3,569	$3,703
Weighted average remaining lease term (in years)	6.3	7.3
Weighted average discount rate	9.6%	9.6%

Other information related to leases for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	$520	$61

As of December 31, 2025, future minimum commitments under operating leases were as follows (in thousands)(1):

Year Ending December 31,	As of December 31, 2025
2026	$730
2027	730
2028	764
2029	775
2030	775
Thereafter	968
Total future lease payments	$4,742
Less: imputed interest	(1,173)
Present value of lease payments	$3,569

(1) The table excludes approximately $2.6 million of minimum lease payments for the additional leased space for which a contract has been signed, but has not yet commenced.

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

Redeemable Convertible Preferred Stock

The Company's redeemable convertible preferred stock (“Preferred Stock”) was converted to common stock as part of the IPO (see Note 1 Business Overview for additional information). As of December 31, 2024, the Company's redeemable convertible preferred stock consisted of the following (in thousands, except per share data):

LB Pharmaceuticals Inc

Notes to Financial Statements

	As of December 31, 2024
	Issuance Start Date	Shares Authorized (1)	Shares Issued and Outstanding (2)	Issuance Price Per Share (1)	Net Carrying Value	Liquidation Preference
Series Seed	11/21/2017	295	295	$1.50	$435	$443
Series A	11/21/2018	3,655	3,655	$2.30	6,179	8,407
Series B	5/3/2022	301	301	$3.00	580	903
Series C	8/29/2023	75,000	73,820	$1.50	107,065	110,731
		79,251	78,071		$114,259	$120,484

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

During 2024, the Company entered into an agreement for financial advisory services. As compensation for the services, the Company issued 1,433 shares of common stock. The Company recorded stock-based compensation expense of $0.1 million included in general and administrative expense on the accompanying statement of operations. The fair value of the issued shares was determined based on the fair value of the Company’s common stock as of the date of the agreement.

Warrants

In 2018, in connection with the Company’s Series A Offering in 2018 (the “Series A Offering”), the Company issued warrants to purchase 0.06 million shares of the Company’s common stock at an exercise price of $64.14 per share. The warrants expire ten years after issuance. The warrants were issued in two tranches of which 0.03 million were fully exercisable at issuance (“Class A Warrants”) and the remaining 0.03 million were exercisable as of May 21, 2022 (“Class B Warrants”).

In May 2022, in connection with the Company’s Series B preferred stock financing (the “Series B Offering”), the Company issued warrants to purchase 2,868 shares of the Company’s common stock that were immediately exercisable (“Series B-1 Warrants”). The Series B-1 Warrants expire five years after issuance. The Series B Offering includes a Rights Offer in which participants in the Series A Offering were offered the opportunity to invest in the Series B Offering. Class A Warrant holders who participated received the right to convert their Class A Warrants into common stock at no cost. On May 3, 2022, less than 0.01 million Class A Warrants were converted into common stock. Pursuant to anti-dilution provisions, the exercise price of the remaining Class A Warrants was reduced from $64.14 to $63.30 per share as a result of the conversions.

In August 2023, as part of the Company’s Series C preferred stock financing (the “Series C Offering”), the Company modified the outstanding Class A Warrants, Class B Warrants, and Series B-1 Warrants, reducing the exercise price to $0.28 per share. Additionally, the Company issued less than 0.01 million warrants to Series B preferred stockholders at an exercise price of $41.83 per share, allowing the holders to purchase common stock in an amount equal to 33.33% of their Series B preferred holdings (the “New Series B Warrants”). The New Series B Warrants were immediately exercisable and expire five years after issuance. The issuance of the New Series B Warrants was accounted for as an inducement under ASC 470-20, and the Company recorded financing costs based on the grant date fair value of the New Series B Warrants.

From 2020 through 2023, the Company granted warrants to a placement agent for services provided in connection with the issuance of convertible notes and various equity financings (the “Placement Agent Warrants”). In August 2023, in

LB Pharmaceuticals Inc

Notes to Financial Statements

connection with the Series C Offering, the exercise price of the outstanding Placement Agent Warrants was reduced to $0.28 per share. The placement agent warrants expire in August 2033.

As of December 31, 2025, the Class A Warrants, Class B Warrants, Series B-1 Warrants and Placement Agent Warrants each have an exercise price of $0.28 per share. As the exercise price is nominal relative to the fair value of the underlying common stock, these nominal exercise price warrants are included in basic weighted average shares outstanding (see Note 9, Net Loss Per Share). The Class A Warrants, Class B Warrants, Series B-1 Warrants, and New Series B Warrants are classified as liabilities. The placement agent warrants are classified as equity. See Note 3, Fair Value Measurements, for information regarding valuation methodology, fair value hierarchy classification, Level 3 rollforward activity, and assumptions used in the valuation of the warrant liabilities.

During the year ended December 31, 2025, warrants were exercised resulting in the issuance of 464 shares of the Company’s common stock. During the year ended December 31, 2024, warrants were exercised, resulting in the issuance of 253 shares of the Company’s common stock. There were no modifications to any issuance of the warrants during the years ended December 31, 2025 or 2024.

Warrants outstanding as of December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024
Class A Warrants	24,687	24,919
Class B Warrants	31,373	31,605
Series B-1 Warrants	2,557	2,557
New Series B Warrants	3,509	3,509
Placement agent warrants	54,813	54,813
Total warrants outstanding	116,939	117,403

See Note 3 Fair Value Measurements for warrant activity for the years ended December 31, 2025 and 2024.

9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2025 and 2024 (in thousands, except share and per share data):

	Year ended December 31,
	2025	2024
Net loss	$(25,205)	$(63,102)
Weighted average common shares used in computing net loss per share, basic and diluted (1)	8,045,145	358,229
Net loss per share, basic and diluted	$(3.13)	$(176.15)

(1)
Included within weighted average common shares outstanding for the years ended December 31, 2025 and 2024 are 113,430 and 114,004, respectively, common shares issuable upon the exercise of warrants with nominal exercise pricing. Per ASC 260, Earnings Per Share, the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

LB Pharmaceuticals Inc

Notes to Financial Statements

The Company’s potentially dilutive securities, which consist primarily of stock options and convertible preferred stock, have been excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive impact. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following common stock equivalents, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have an antidilutive effect (in thousands):

	December 31, 2025	December 31, 2024
Redeemable convertible preferred stock	—	2,799
Restricted stock - unvested	7	6
Common stock warrants	3	3
Stock options	2,588	457
Total common stock equivalents	2,598	3,265

10. Stock-Based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees, directors and consultants. These incentives consist primarily of stock options and restricted stock grants.

In January 2017, the Company’s Board of Directors approved the LB Pharmaceuticals Inc 2017 Stock Incentive Plan (“2017 Plan”). No additional shares will be issued under the 2017 Plan. As of December 31, 2025 and 2024, there were 2,150 and 10,397 shares outstanding, respectively.

In 2018, the Company’s Board of Directors approved the LB Pharmaceuticals Inc 2018 Stock Incentive Plan (“2018 Plan”). No additional awards will be granted under the 2018 Plan. As of December 31, 2025 and 2024, there were 20,234 and 27,943 shares outstanding, respectively.

In August 2023, the Company’s Board of Directors approved the LB Pharmaceuticals Inc 2023 Stock Incentive Plan (“2023 Plan”). The 2023 Plan authorized the issuance of stock options or restricted stock up to 288,847 shares of the Company’s common stock. In December 2024, the Company amended the 2023 Plan increasing the maximum aggregate number of shares that may be issued under the 2023 Plan to 464,553. No additional shares will be issued under the 2023 Plan. As of December 31, 2025 and 2024, there were 397,385 and 457,138 shares outstanding under the 2023 Plan, respectively.

In September 2025, the Company’s stockholders approved the LB Pharmaceuticals Inc 2025 Equity Incentive Plan (“2025 Plan”). The 2025 Plan authorized the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Initially, the maximum number of shares issuable under the 2025 Plan is 2,907,335 shares. In addition, the number of shares reserved for issuance under the 2025 will increase on January 1 of each calendar year, starting on January 1, 2026 through January 1, 2035, in an amount equal to 5% of the total number of fully diluted shares on the last day of the year prior to the date of the automatic increase, or a lesser amount as determined by the board of directors. The maximum number of shares of common stock that may be issued on the exercise incentive stock options under the 2025 Plan is 8,722,005. As of December 31, 2025, there were 1,882,871 shares outstanding under the 2025 Plan. As of December 31, 2025, 605,412 shares are available for future issuance under the 2025 Plan.

Issuances Outside of Equity Plans

During the year ended December 31, 2025, the Company granted employees 285,000 stock options as an inducement material to the acceptance of an offer of employment in accordance with Nasdaq Listing Rule 5635(c)(4). The Company intends to file a registration statement on Form S-8 to register the shares of common stock underlying the inducement awards.

Stock Options

LB Pharmaceuticals Inc

Notes to Financial Statements

Stock options vest based on one of the following schedules: (i) 25% on the first anniversary of grant date with the remaining 75% to vest in 36 equal monthly installments thereafter through the fourth anniversary of the grant date; (ii) 100% vesting in 36 equal monthly installments through the third anniversary of the grant date; or (iii) 100% vesting in 12 equal monthly installments through the first anniversary of the grant date for certain nonemployee grants. All stock options expire ten years from the grant date. The assumptions used to determine the fair value of stock options granted to employees and non-employees for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Expected life of options (in years)	5.83 - 6.25	6.25 - 10.00
Risk-free interest rate	3.67% - 4.42%	4.20% - 4.56%
Expected volatility	76.5% - 96.3%	82.1% - 86.4%
Dividends	—%	—%
Fair value of common stock	$14.61-$35.14	$ 31.23 - $49.65

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2024	457	$43.50	9.01	—
Granted	2,205	$15.66		—
Forfeited	(68)	$45.20		—
Exercised	(6)	$41.84		—
Balance at December 31, 2025	2,588	$15.77	9.46	$17,235
Options vested and expected to vest as of December 31, 2025	2,588	$15.77	9.46
Options exercisable as of December 31, 2025	159	$18.25	7.70

The weighted average grant date fair value of the stock options granted during the year ended December 31, 2025 was $11.42. The weighted average grant date fair value of the stock options granted during the year ended December 31, 2024 was $31.23.

During the years ended December 31, 2025 and 2024. the Company recognized stock-based compensation expense related to stock options as follows (in thousands):

	Year ended December 31,
	2025	2024
Research and development	$759	$396
General and administrative	3,352	2,691
Total stock-based compensation expense	$4,111	$3,087

As of December 31, 2025, there was $29.1 million unrecognized stock-based compensation expense which is expected to be recognized over a weighted average period of 3.56 years.

As of December 31, 2024, the Company’s former chief executive officer (the “Former CEO”) entered into a transition, consulting, and separation agreement (“Separation Agreement”) with the Company including continued consulting services (see Note 11 Restructuring). Pursuant to the original terms of the stock option awards, the outstanding stock options continue to vest as long as services are provided to the Company under the Separation Agreement as a non-employee consultant. In accordance with ASC 718, there was a modification of the Former CEO’s options related to a reduction in the level of required service. The consulting services outlined in the Separation Agreement are not substantive.

LB Pharmaceuticals Inc

Notes to Financial Statements

As a result, the Company determined the fair market value of all awards expected to vest over the duration of the Separation Agreement as of the modification date using the Black-Scholes option pricing model. The total amount of $1.7 million was recognized immediately.

In connection with a reduction in force ("RIF") initiated in May 2025, the Company modified stock option awards granted to its former Chief Financial Officer ("Former CFO") and former Chief Scientific Officer ("Former CSO"). These modifications involve the acceleration of service-based vesting conditions and were accounted for as Type III modifications (improbable-to-probable vesting) in accordance with ASC 718. During the year ended December 31, 2025, the Company recognized a reduction of $0.2 million in stock-based compensation expense included in general and administrative expense and an increase of less than $0.1 million included in research and development expense on the statement of operations.

The fair value of the modified stock options was remeasured as of May 6, 2025 using the Black-Scholes option pricing model, incorporating the following assumptions:

May 6, 2025
Expected life of options (in years)	0.25 - 0.56
Risk-free interest rate	4.42%
Expected volatility	86.70%
Dividends	—%
Fair value of common stock	$22.03

In connection with the IPO in September 2025, the Company's board of directors approved the repricing of stock options previously granted to current executive officers, employees and directors with per-share exercise prices above the initial per share to the public price in the offering, or the Option Repricing. Based on the initial price per share to the public of $15.00 per share, on September 10, 2025, stock options to purchase 406,998 shares of common stock were automatically repriced to an exercise price per share of $15.00. These modifications were accounted for as a Type I modification (probable-to-probable vesting) in accordance with ASC 718. During the year ended December 31, 2025, the Company recognized stock based compensation expense of $0.1 million in research and development expenses and $0.4 million in general and administrative expenses in the statements of operations. The Company will recognize an additional $1.1 million through February 2029.

The fair value of the modified stock options was remeasured as of September 10, 2025 using the Black-Scholes option pricing model, incorporating the following assumptions:

September 10, 2025
Expected life of options (in years)	1.40 - 5.79
Risk-free interest rate	3.51% - 3.66%
Expected volatility	50.0%
Dividends	—%
Fair value of common stock	$15.00

There were no realized tax benefits for the years ended December 31, 2025 and 2024.

Restricted Stock

No restricted stock was granted during the years ended December 31, 2025 and 2024.

Restricted stock awards vest over the period in which the related services are rendered, which may range from immediate vesting to up to 36 months. Certain awards alternatively vest upon the consummation of the Company’s first underwritten public offering under the Securities Act of 1933, or on the six month anniversary of the public offering.

LB Pharmaceuticals Inc

Notes to Financial Statements

A summary of the Company’s restricted stock activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested Balance at December 31, 2024	7	$11.15
Granted	—	$—
Vested	—	$—
Unvested balance as of December 31, 2025	7	$11.15

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation related to shares of restricted stock as follows (in thousands):

	Year ended December 31,
	2025	2024
Research and development	$2	$2
General and administrative	78	1
Total stock-based compensation expense	$80	$3

As of the closing of the IPO in September 2025, the Company recognized approximately $0.1 million for awards that vest upon the consummation of the Company’s first underwritten public offering under the Securities Act of 1933 or the six month anniversary of the IPO. Substantially all of the compensation expense related to these awards has been recognized as of December 31, 2025.

11. Restructuring

On May 6, 2025, the Company commenced a RIF. This initiative affected several employees, including the Former CFO and the Former CSO. The RIF was designed to streamline operations while ensuring continuity during the transition period.

In connection with the RIF, the Company entered into separation agreements with impacted employees that provided the impacted employees to termination benefits, with benefit terms expiring at various dates through May 30, 2026. These benefits included the continuation of base salary, then in effect, and the payment of monthly premiums for Company-sponsored healthcare coverage. The Former CFO and Former CSO also received accelerated vesting on outstanding stock option awards. See Note 10 Stock-Based Compensation for additional information on the stock option modifications.

The Company expects to incur total restructuring charges of approximately $0.7 million, primarily related to termination benefits, partially offset by a reduction in stock-based compensation expenses.

During the year ended December 31, 2025, the Company recognized $0.4 million in general and administrative expense and $0.5 million in research and development expense, in the statement of operations related to termination benefits under the various separation agreements. The modification of the Former CFO’s and Former CSO’s stock options resulted in a reduction of $0.2 million in stock-based compensation expense included in general and administrative expense and an increase of less than $0.1 million included in research and development expense in the statement of operations during the year ended December 31, 2025.

All restructuring costs associated with the RIF were recognized in the second quarter of 2025, when the plan was communicated to affected employees and obligations were incurred. The remaining severance payments, which were accrued as of December 31, 2025, are expected to be paid through May 2026.

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

LB Pharmaceuticals Inc

Notes to Financial Statements

for healthcare coverage. As of December 31, 2024, the Company recorded $0.8 million of accrued termination benefits in the balance sheet.

The following table provides a reconciliation of the beginning and ending liability balances for the year ended December 31, 2025 (in thousands):

Balance, December 31, 2024	$800
Termination benefit expense	896
Cash payments	(1,181)
Balance, December 31, 2025	$515

12. Income Taxes

The provision from income taxes for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year ended December 31,
Current:	2025	2024
Federal	$—	$—
State	1	1
Total current tax expense	1	1
Deferred:
Federal	—	—
State	—	—
Total deferred tax expense	—	—
Income tax provision	$1	$1

A reconciliation of the effective tax rates of the Company and the U.S. federal statutory tax rate is as follows:

	Year ended December 31,
	2025	2024
Statutory tax rate	21.0%	21.0%
Changes in income taxes resulting from:
State taxes (net of federal tax benefits)	0.3%	(5.1%)
Increase in valuation allowance	(24.9)%	(17.9)%
Non-deductible interest and other expenses	(2.1)%	(1.1)%
Return to provision adjustments	3.9%	(0.2)%
Tax credits	1.8%	3.3%
Effective income tax rate	—%	—%

LB Pharmaceuticals Inc

Notes to Financial Statements

The temporary differences of the Company that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024, are as follows (in thousands):

Deferred tax assets:	December 31, 2025	December 31, 2024
Net operating losses	$14,906	$8,121
Capitalized research and development	8,521	11,454
Accruals	1	436
Stock-based compensation	1,144	413
Tax credits	4,870	2,696
Leases	760	815
Gross deferred tax assets	30,202	23,935
Valuation allowance	(29,671)	(23,390)
Total deferred tax assets	531	545
Deferred tax liabilities:
Depreciable asset basis differences	(38)	(15)
Unrealized gain - other comprehensive income	(35)	(24)
Operating lease right-of-use assets	(458)	(506)
Total deferred tax liabilities	(531)	(545)
Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. As of December 31, 2025 and 2024, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the Company’s balance sheets. During the years ended December 31, 2025 and 2024, the valuation allowance increased by $6.3 million and $11.3 million, respectively, which primarily relates to the current year operating loss and capitalized research and development expenses.

On July 4, 2025, new legislation (commonly known as the One Big Beautiful Bill Act or OBBBA) was enacted into law in the United States. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. Additionally, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and development expenditures over five years and provides the option to make these expenditures fully deductible in the period incurred. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not expect the change to be material to the financial statements due to the Company’s full valuation allowance.

The Company believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial position, results of operations or cash flows. Accordingly, the Company has not recorded any reserves, or related accruals or uncertain income tax positions as of December 31, 2025 and 2024.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has no accruals for interest and penalties as of December 31, 2025 and 2024.

LB Pharmaceuticals Inc

Notes to Financial Statements

The Internal Revenue Code of 1986 contains certain provisions that can limit a taxpayer’s ability to utilize net operating loss (“NOL”) and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period (“ownership change”). In the event of such a deemed ownership change, Internal Revenue Code Section 382 (”Section 382”) imposes an annual limitation on pre-ownership change tax attributes. As of December 31, 2025, the Company has not performed a formal Section 382 study, however the Company has reviewed its temporary deductible differences in conjunction with its temporary taxable differences as a measure against its definite lived net operating losses and anticipates any impact would be immaterial.

As of December 31, 2025, the Company has federal NOL carryforwards of approximately $70.3 million, of which $1.5 million is subject to the 20-year carryforward period and begins to expire in 2036. The remaining federal NOL carryforward of $68.8 million has an indefinite carryforward period.

The Company has available state NOL carryforwards of approximately $41.7 million and $41.9 million as of December 31, 2025 and 2024, respectively. The state NOLs are expected to begin to expire in 2036, although not all states conform to the federal NOL carryforward period and occasionally limit the use of NOLs for a period of time.

As of December 31, 2025, the Company had federal research and development credits of approximately $4.9 million. The research and development credits, if not utilized, will begin to expire in 2036.

The Company is subject to taxation and files income tax returns in the U.S. Federal and state jurisdictions. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities remains open from the tax years December 31, 2021 through December 31, 2025. There are currently no federal or state income tax audits in progress. The tax authorities generally have the ability to review income tax returns for periods where the statute of limitations has previously expired and can subsequently adjust the NOL carryforward or tax credit amounts.

13. Commitments and Contingencies

The Company has contracted with various consultants and third parties to assist in pre-clinical research and development and clinical trials work for the Company’s leading drug compounds. The contracts are terminable at any time but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

Funding Commitments

In September 2023, the Company entered into a work order with a third-party contract research organization (“CRO”) to provide services with respect to the Company’s Phase 2 trial of LB-102 for schizophrenia. As of December 31, 2025, the Company has paid all outstanding amounts related to the Phase 2 clinical trial and there are no remaining amounts to be invoiced.

In November 2025, the Company entered into a work order with a third-party to provide clinical trial services with respect to the Company's Phase 3 trial and Open Label. As of December 31, 2025, the Company is committed to fund approximately $0.5 million in advances to the service provider and expects to pay prior to March 31, 2026.

In December 2025, the Company entered into a work order with a third-party CRO to provide services with respect to the Company's Phase 3 clinical trial of LB-102 for schizophrenia (“Phase 3 trial”). As of December 31, 2025, the Company is committed to fund approximately $15.8 million in advances to the CRO and expects to pay prior to March 31, 2026.

In December 2025, the Company entered into a start up work order with a third-party CRO to provide services with respect to the Company's Open Label Safety and Tolerability Study of LB-102 for schizophrenia (“Open Label”). As of December 31, 2025, the Company is committed to fund approximately $11.4 million in advances to the CRO and expects to pay prior to March 31, 2026.

As of December 31, 2025, the Company is committed to fund approximately $1.0 million for various research and manufacturing projects and expects to pay prior to March 31, 2026.

LB Pharmaceuticals Inc

Notes to Financial Statements

The Company enters into contracts in the normal course of business with contract development and manufacturing organizations (“CDMOs”) and other third parties for preclinical research studies and testing and manufacturing services, which are generally cancelable upon prior written notice. Payments due upon cancellation may consist of payments for services provided or expenses incurred, including noncancelable obligations of the Company’s service providers, up to the date of cancellation, and may also include termination penalties. As of December 31, 2025 and 2024, the Company had no outstanding liabilities related to such items.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company, in accordance with this guidance, does not recognize gain contingencies until realized. The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2025.

14. Related-Party Transactions

In August 2023, contemporaneously with the closing of the Series C Offering, the Company entered into several amended and restated royalty participation agreements (the “Amended and Restated Royalty Agreements”) with certain of its investors, co-founders, former directors, and executive officers, none of whom are Series C New Investors. No consideration was received as part of the Amended and Restated Royalty Agreements. Pursuant to the Amended and Restated Royalty Agreements, the Company is obligated to pay royalties to all of the holders in an aggregate amount up to 2.75% on net sales arising from LB-102 worldwide through December 31, 2035. Thereafter, the Company is obligated to pay royalties to such holders in an aggregate amount up to 3.25% in perpetuity. Net sales are defined in these agreements as the gross payments received on total commercial sales of LB-102 less certain standard deductions, whether received by the Company or any licensee of LB-102. As of December 31, 2025, certain former and current officers of the Company and their affiliates held 1.13% of the future royalties.

15. Subsequent Events

On February 4, 2026, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company, in a private placement, agreed to issue and sell to the investors an aggregate of (i) 3,306,571 shares of the Company’s common stock, par value $0.0001 per share and (ii) pre-funded warrants to purchase up to 1,417,107 shares of common stock. Each share was offered and sold at a purchase price of $21.17 before deducting underwriting discounts and commissions and each pre-funded warrant was offered and sold at a purchase price of $21.1699, which is equal to the purchase price per share less the $0.0001 exercise price of each pre-funded warrant, before deducting underwriting discounts and commissions. The Company received gross proceeds of approximately $100.0 million, before deducting any transaction-related expenses. In connection with the private placement, the Company entered into a registration rights agreement pursuant to which it agreed to register the resale of the shares issued in the private placement.