Form 10-Q
period 2026-03-31
LB PHARMACEUTICALS INC
filed 2026-05-12
CIK 1691082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Registrant’s Common Stock outstanding as of May 7, 2026 was 28,676,652.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the initiation, timing, progress, potential registrational quality, and results of our research and development programs, preclinical studies, any clinical trials, Investigational New Drug, or IND, New Drug Applications, or NDAs, and other regulatory submissions;
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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties and is subject to change based on various factors, including those highlighted in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LB Pharmaceuticals Inc

Condensed Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$320,676	$250,173
Marketable securities	44,960	45,040
Prepaid expenses and other current assets	23,438	13,219
Total current assets	389,074	308,432
Operating lease right-of-use assets, net	2,101	2,151
Property and equipment, net	1,531	1,581
Restricted cash	776	770
Total assets	$393,482	$312,934
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,119	$2,127
Accrued expenses	3,057	4,585
Operating lease liabilities, current	730	730
Total current liabilities	10,906	7,442
Derivative liability - warrants	1,143	1,343
Operating lease liabilities, noncurrent	2,740	2,839
Total liabilities	14,789	11,624
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 28,674,827 and 25,299,372 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	3	3
Additional paid-in capital	527,064	430,667
Accumulated deficit	(148,582)	(129,528)
Accumulated other comprehensive income	208	168
Total stockholders’ equity	378,693	$301,310
Total liabilities and stockholders’ equity	$393,482	$312,934

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$14,645	$3,421
General and administrative	7,459	3,008
Total operating loss	(22,104)	(6,429)
Non-operating income
Interest income	2,850	236
Realized gain on sale of marketable securities, net	—	119
Gain on change in fair value of derivative instruments	200	768
Total non-operating income	3,050	1,123
Loss before income tax	(19,054)	(5,306)
Income tax provision	—	—
Net loss	$(19,054)	$(5,306)
Net loss per share, basic and diluted	$(0.67)	$(14.79)
Weighted average shares outstanding used in calculating net loss per share, basic and diluted	28,241,701	358,777

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Condensed Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(19,054)	$(5,306)
Unrealized gain (loss) on marketable securities, net	40	(111)
Comprehensive loss	$(19,014)	$(5,417)

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock										Additional		Accumulated Other	Total
	Series Seed		Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance, December 31, 2024	295,467	$435	3,655,374	$6,179	301,119	$580	73,820,346	$107,065	251,655	$1	$9,657	$(104,323)	$111	$(94,554)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	634	—	—	634
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(111)	(111)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,306)	—	(5,306)
Balance, March 31, 2025	295,467	$435	3,655,374	$6,179	301,119	$580	73,820,346	$107,065	251,655	$1	$10,291	$(109,629)	$-	$(99,337)

Balance, December 31, 2025	—	—	—	—	—	—	—	—	25,299,372	3	430,667	(129,528)	168	301,310
Share-based compensation expense									—	—	2,566	—	—	2,566
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	40	40
Shares issued upon exercise of options and warrants	—	—	—	—	—	—	—	—	68,884	—	29	—	—	29
Issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	—	—	—	—	—	—	—	—	3,306,571	—	93,802	—	—	93,802
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,054)	—	(19,054)
Balance, March 31, 2026	—	$-	—	$-	—	$-	—	$-	28,674,827	$3	$527,064	$(148,582)	$208	$378,693

(1) Shares for the redeemable convertible preferred stock are not adjusted for the Reverse Stock Split detailed in Note 1 Business Overview.

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(19,054)	$(5,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,566	634
Depreciation	82	79
Noncash lease expense	50	133
Realized gain on sale of marketable securities, net	—	(119)
Amortization (accretion) of premium (discounts) on investments, net	17	(12)
Gain on change in fair value of derivative instruments	(200)	(768)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,219)	83
Operating lease liabilities	(99)	2
Accrued interest on marketable securities	103	40
Accounts payable and accrued expenses	3,464	(2,894)
Net cash used in operating activities	(23,290)	(8,128)
Investing Activities
Purchases of property and equipment	(32)	(21)
Proceeds from the sale of marketable securities	—	2,501
Maturities of marketable securities	—	2,500
Net cash (used in) provided by investing activities	(32)	4,980
Financing Activities
Proceeds from issuance of common stock and pre-funded warrants in a private placement	100,000	—
Payment of issuance costs for private placement	(6,198)	—
Proceeds from exercise of warrants and options	29	—
Net cash provided by financing activities	93,831	—
Net increase (decrease) in cash, cash equivalents and restricted cash	70,509	(3,148)
Cash, cash equivalents and restricted cash, beginning of period	250,943	23,476
Cash, cash equivalents and restricted cash, end of period	$321,452	$20,328

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

1. Business Overview

LB Pharmaceuticals Inc (the “Company” or “LB”) was incorporated under the laws of the State of Delaware in September 2015 and is headquartered in New York, New York.

The Company is a late-stage biopharmaceutical company developing novel therapies for the treatment of a wide range of neuropsychiatric disorders including schizophrenia, bipolar depression, adjunctive treatment of major depressive disorder, or MDD, and other diseases. The Company is building a pipeline that leverages the broad therapeutic potential of the Company's lead product candidate, LB-102, which the Company believes has the opportunity to be the first benzamide antipsychotic drug approved for neuropsychiatric disorders in the United States. LB-102 is currently in late-stage clinical development for schizophrenia and bipolar depression. During the three months ended March 31, 2026, the Company initiated a Phase 2 clinical trial (ILLUMINATE-1) of LB-102 in patients with bipolar 1 depression and a Phase 3 clinical trial (NOVA-2) of LB-102 in patients with acute schizophrenia. Concurrently with the Phase 3 trial, the Company is running an outpatient, open label trial (NOVA-3) to accrue the requisite safety population required to support NDA submission as well as other clinical and non-clinical studies typically required by FDA at the time of approval. The Company is also planning to conduct a Phase 2 clinical trial evaluating LB-102 as an adjunctive treatment in MDD that is expected to initiate in early 2027.

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

Private Placement

On February 4, 2026, the Company entered into a Securities Purchase Agreement with certain investors in connection with a private placement. Pursuant to the Securities Purchase Agreement, the Company agreed to issue (i) 3,306,571 shares of its common stock, par value $0.0001 per share, at a purchase price of $21.17 per share and (ii) pre-funded warrants to purchase an aggregate of 1,417,107 shares of common stock at a purchase price of $21.1699 per pre-funded warrant, which represents the $21.17 share price less the $0.0001 per share exercise price. The transaction closed on February 6, 2026 and resulted in aggregate gross proceeds of approximately $100.0 million, consisting of approximately $70.0 million from the sale of common stock and approximately $30.0 million from the sale of pre-funded warrants.

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

Liquidity and Capital Resources

As of March 31, 2026, the Company had approximately $365.6 million of cash, cash equivalents and marketable securities and working capital of approximately $378.5 million. As of March 31, 2026, the Company had an accumulated deficit of $148.6 million. During the three months ended March 31, 2026, the Company incurred a net loss of $19.1 million, and negative cash flows from operations of $23.3 million. The Company has incurred net losses and negative cash flows from operations since its inception and anticipates it will continue to incur net losses for the foreseeable future.

Historically, the Company funded its operations primarily through proceeds from issuances of redeemable convertible preferred stock, common stock and convertible notes. In September 2025, the Company completed its IPO as detailed above. In February 2026, the Company completed a private placement financing resulting in total gross proceeds of $100.0 million. Net proceeds were approximately $93.8 million, after deducting financial advisory fees and other financing costs. The Company believes that its current capital resources, which consist of cash, cash equivalents and marketable securities, will be sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued based on its expected cash needs. As the Company continues to pursue its business plan, it expects to finance its operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. However, there can be no assurance that any additional financing or strategic arrangements will be available to the Company on acceptable terms, if at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and the results of its operations and cash flows for the three months ended March 31, 2026 and 2025. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Company’s financial statements as of and for the year ended December 31, 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

The significant accounting policies and estimates used in preparation of the financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2025, and the notes thereto. During the three months ended March 31, 2026, there were no material changes to the Company’s significant accounting policies.

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

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

The following table presents the significant segment expenses regularly provided to the CODM and a reconciliation to net loss (in thousands):

	Three Months Ended March 31,
	2026	2025

General and administrative expenses	$7,459	$3,008

Research and development expenses
Schizophrenia programs	5,813	1,260
Bipolar depression programs	3,006	—
Formulation and CMC	2,329	653
Preclinical and other direct expenses	501	—
Total direct research and development expenses	11,649	1,913
Personnel-related	2,115	1,253
Consulting and other	881	255
Total indirect and unallocated research and development expenses	2,996	1,508
Total research and development expenses	14,645	3,421
Total operating loss	(22,104)	(6,429)
Non-operating income	3,050	1,123
Net loss	$(19,054)	$(5,306)

The CODM uses information primarily to evaluate the Company’s performance and allocate resources. This includes reviewing key financial metrics such as budget versus actual expenditures and assessing overall cash flow and liquidity to ensure the continuity of operations. This approach allows the CODM to monitor the Company's performance and make strategic adjustments as needed to support its operational and financial goals.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements which reorganizes and clarifies the interim disclosure requirements in ASC 270 to improve usability and clarify when interim reporting guidance applies. The ASU also introduces a disclosure principle requiring entities to describe events occurring after the end of the most recent annual reporting period that have a material impact on the interim period. The standard does not change the fundamental nature or quantity of interim disclosures required under GAAP. For public business entities, the guidance is

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

effective for interim periods within fiscal years beginning after December 15, 2027. For all other entities, the guidance is effective for interim periods within fiscal years beginning after December 15, 2028. As the Company has elected the extended transition period available to emerging growth companies under the JOBS Act, the Company expects to adopt this guidance for interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted. The Company does not expect adoption to have a material impact on its financial statements or disclosures.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (in thousands):

	As of March 31, 2026
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$319,115	$—	$—	$319,115
Total cash equivalents	319,115	—	—	319,115
Marketable securities
Government securities	—	44,960	—	44,960
Total marketable securities	—	44,960	—	44,960
Restricted cash
Certificate of deposit	—	776	—	776
Total restricted cash	—	776	—	776
Total assets	$319,115	$45,736	$—	$364,851
Liabilities
Derivative liability – warrants	—	1,107	36	1,143
Total liabilities	$—	$1,107	$36	$1,143

	As of December 31, 2025
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$249,393	$—	$—	$249,393
Total cash equivalents	249,393	—	—	249,393
Marketable securities
Government securities	—	45,040	—	45,040
Total marketable securities	—	45,040	—	45,040
Restricted cash
Certificate of deposit	—	770	—	770
Total restricted cash	—	770	—	770
Total assets	$249,393	$45,810	$—	$295,203
Liabilities
Derivative liability – warrants	—	1,305	38	1,343
Total liabilities	$—	$1,305	$38	$1,343

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

Warrants

The Company has issued warrants to investors in connection with prior equity financings. These warrants are required to be measured at fair value and presented as liabilities in the accompanying condensed balance sheets. As of March 31, 2026, the warrant liabilities include (i) nominal exercise price warrants, which are marked-to-market based on the period-end closing price of the Company's common stock and (ii) the New Series B Warrant, which has an exercise price of $41.83 and is valued using the Black-Scholes option pricing model, which includes unobservable inputs. The nominal exercise price warrants are classified within Level 2 of the fair value hierarchy. The New Series B Warrant is classified within Level 3. See Note 8 Equity for additional information.

For the three months ended March 31, 2026, the change in the fair value of the warrant liabilities resulted in the recording of a gain on change in fair value of derivative instruments of $0.2 million in the accompanying condensed statements of operations, consisting of $0.2 million related to the nominal exercise price warrants classified within Level 2 and less than $0.01 million related to the New Series B Warrant classified within Level 3. For the three months ended March 31, 2025, the change in the fair value of the warrant liabilities resulted in the recording of a gain of $0.8 million in the accompanying condensed statements of operations. During the three months ended March 31, 2025, all warrant liabilities were classified within Level 3 of the fair value hierarchy. During the year ended December 31, 2025, the Company transferred the nominal exercise price warrants from Level 3 to Level 2 within the fair value hierarchy as the warrants became mark-to-market instruments based on the period-end closing price of the Company's common stock following the IPO. Transfers between levels are recognized at the beginning of the reporting period in which the transfer occurs.

The following are the assumptions used in the Black-Scholes valuation model in order to determine the fair value of the warrant liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Term	2.41	2.66
Volatility	92.70%	103.4%
Exercise price	$41.83	$41.83
Risk-free rate	3.79%	3.52%

Changes in one or more significant unobservable inputs used in the valuation may result in a significantly higher or lower fair value measurement at the reporting dates. The change in the Level 3 derivative liabilities for the three months ended March 31, 2026 was (in thousands):

Level 3 Warrant Liabilities
Balance December 31, 2025	$38
Gain due to change in fair value	(2)
Balance March 31, 2026	$36

The change in the warrant liabilities for the three months ended March 31, 2026 was (in thousands):

Warrants
Balance, December 31, 2025	$1,343
Gain due to change in fair value	(200)
Balance, March 31, 2026	$1,143

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

During the three months ended March 31, 2026, there were no transfers of instruments between Level 1, 2 and 3 in the fair value hierarchy.

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

4. Cash Equivalents, Marketable Securities and Restricted Cash

The Company invests in certain U.S. government money market funds and treasury bills classified as cash equivalents and invests in certificates of deposit that are classified as restricted cash. The marketable securities consist of government securities as follows (in thousands):

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash equivalents
Money market funds	$319,115	$—	$—	$319,115
Total cash equivalents	319,115	—	—	319,115
Marketable securities
Government securities	44,752	208	—	44,960
Total marketable securities	44,752	208	—	44,960
Restricted cash
Certificate of deposit	776	—	—	776
Total cash equivalents, marketable securities and restricted cash	$364,643	$208	$—	$364,851

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash equivalents
Money market funds	$249,393	$—	$—	$249,393
Total cash equivalents	249,393	—	—	249,393
Marketable securities
Government securities	44,872	168	—	45,040
Total marketable securities	44,872	168	—	45,040
Restricted cash
Certificate of deposit	770	—	—	770
Total cash equivalents, marketable securities and restricted cash	$295,035	$168	$—	$295,203

As of March 31, 2026 and December 31, 2025, there were no marketable securities that have been in a continuous unrealized loss position for more than 12 months. For the three months ended March 31, 2026 and 2025, the net unrealized holding gain (loss) on available-for-sale securities included in accumulated other comprehensive income was less than $0.1 million and $(0.1) million, respectively, and gains of zero and $0.1 million, respectively, were reclassified out of accumulated other comprehensive income into earnings upon the sale of available-for-sale securities.

A reconciliation of the cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the amounts shown in the condensed statements of cash flows is as follows (in thousands):

	As of March 31, 2026	As of December 31, 2025
Cash and cash equivalents	$320,676	$250,173
Restricted cash	776	770
Total cash, cash equivalents and restricted cash	$321,452	$250,943

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Leasehold improvements	$1,491	$1,491
Computer equipment	162	130
Office furniture	380	380
Property and equipment	2,033	2,001
Less: Accumulated depreciation	(502)	(420)
Total property and equipment, net	$1,531	$1,581

6. Prepaid Expenses and Other Current Assets and Accrued Expenses

Prepaid expenses consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
CRO advances	$20,011	$10,757
Prepaid research and development	1,381	541
Prepaid clinical trial expenses	720	750
Prepaid insurance	539	693
Other prepaid expenses and other current assets	787	478
Total prepaid expenses and other current assets	$23,438	$13,219

Accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accrued CRO costs	$378	$1,324
Accrued research and development costs	325	449
Accrued compensation costs	1,090	1,680
Accrued professional and consulting costs	870	350
Accrued termination benefits	262	515
Other accrued costs	132	267
Total accrued expenses	$3,057	$4,585

7. Leases

The Company has an office lease for its headquarters in New York, New York that continues through March 2032. The Company's real estate lease agreement includes variable payments that are passed through by the landlord, such as insurance, taxes, and common area maintenance, and payments based on the usage of the asset. Pass-through charges and payments due to changes in usage of the asset are included within variable rent expense. Operating leases are recognized over the lease term and included in general and administrative expenses in the accompanying condensed statements of operations. Variable lease expenses are recognized in general and administrative expenses in the accompanying condensed statements of operations as incurred.

In November 2025, the Company entered into an amendment to the lease agreement providing for approximately 4,600 square feet of additional office space through March 2032. The additional office space is expected to be delivered to the Company on or before July 1, 2026. The additional space will be treated as a separate lease and recognized when access is granted per ASC 842.

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

The Company’s lease agreement does not contain material residual value guarantees, restrictions, or covenants. The Company has no other operating leases recognized on the accompanying condensed balance sheets.

The components of lease expense were as follows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$133	$135
Short-term lease expense	—	—
Variable lease expense	(5)	9
Total lease expense	$128	$144

Supplemental balance sheet information related to operating leases as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years)	6.0	6.3
Weighted average discount rate	9.6%	9.6%

Other information related to leases for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$183	$33

As of March 31, 2026, future minimum commitments under operating leases were as follows (in thousands): (1)

Year Ending December 31,	As of March 31, 2026
2026 (remaining period)	$548
2027	730
2028	764
2029	775
2030	775
Thereafter	969
Total future lease payments	$4,561
Less: imputed interest	(1,091)
Present value of lease payments	$3,470

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

Redeemable Convertible Preferred Stock

The Company's redeemable convertible preferred stock was converted to common stock in connection with the IPO in September 2025.

Common Stock

All issued shares of common stock are entitled to vote on a one share/one vote basis.

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

Warrants

See Note 3 Fair Value Measurements for liability-classified warrant activity during the three months ended March 31, 2026.

Private Placement and Pre-Funded Warrants

On February 4, 2026, the Company entered into a Securities Purchase Agreement with certain investors in connection with a private placement. Pursuant to the agreement, the Company agreed to issue (i) 3,306,571 shares of its common stock, par value $0.0001 per share, at a purchase price of $21.17 per share and (ii) pre-funded warrants to purchase an aggregate of 1,417,107 shares of common stock at a purchase price of $21.1699 per pre-funded warrant, which represents the $21.17 share price less the $0.0001 per share exercise price. The transaction closed on February 6, 2026 and resulted in aggregate gross proceeds of approximately $100.0 million, consisting of approximately $70.0 million from the sale of common stock and approximately $30.0 million from the sale of pre-funded warrants.

The Company determined that the pre-funded warrants meet the conditions for equity classification and, accordingly, recorded the pre-funded warrants in permanent equity within additional paid-in capital. The common stock issued in the transaction was also recorded in permanent equity. Direct and incremental offering costs related to the transaction were recorded as a reduction of additional paid-in capital.

Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share and has no expiration date. The pre-funded warrants are exercisable at any time following issuance and may be exercised for cash or, in certain circumstances, on a cashless basis. The pre-funded warrants do not provide general stockholder rights prior to exercise, except as otherwise provided in the warrant agreements, including with respect to certain pro rata distributions, purchase rights and fundamental transactions. The Company has reserved a sufficient number of authorized and unissued shares of common stock to satisfy exercise of the outstanding pre-funded warrants.

In connection with the private placement, the Company also entered into a registration rights agreement with the investors. Pursuant to the registration rights agreement, the Company filed a registration statement on Form S-1 (File No. 333-294900) on April 6, 2026, which was declared effective by the SEC on April 14, 2026, covering the resale of the Registrable Securities (as such term is defined in the Securities Purchase Agreement). The Company also agreed to use reasonable best efforts to keep such registration statement effective until the earlier of the date the Registrable Securities covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction.

9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net loss	$(19,054)	$(5,306)
Weighted average shares outstanding used in calculating net loss per share, basic and diluted (1)	28,241,701	358,777
Net loss per share, basic and diluted	$(0.67)	$(14.79)

(1)
Included within weighted average shares of common stock outstanding for the three months ended March 31, 2026 and 2025 are 44,903 and 113,894 shares of common stock issuable upon the exercise of nominal exercise price warrants, respectively. Additionally, included within weighted average common shares outstanding for the three months ended March 31, 2026 are 850,264 shares of common stock issuable upon the exercise of pre-funded warrants issued in connection with the Company’s February 2026 private placement at an exercise price of $0.0001 per share. The pre-funded warrants are exercisable at any time for nominal consideration and are therefore included in basic and diluted weighted average shares outstanding from the date of issuance. Per ASC 260, Earnings Per Share, the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities, which consist primarily of stock options and convertible preferred stock, have been excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

impact. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potentially dilutive shares, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share (in thousands):

	March 31, 2026	March 31, 2025
Redeemable convertible preferred stock	—	2,800
Restricted stock – unvested (1)	—	7
Common stock warrants	3	4
Stock options	3,034	493
Total potentially dilutive shares	3,037	3,304

(1) As of March 31, 2026, there were 92 unvested restricted stock awards.

10. Stock-Based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees, directors and consultants. These incentives consist primarily of stock options and restricted stock grants.

In January 2017 and October 2018, the Company's Board of Directors approved the LB Pharmaceuticals Inc 2017 Stock Incentive Plan ("2017 Plan") and the LB Pharmaceuticals Inc 2018 Stock Incentive Plan ("2018 Plan"), respectively. No additional awards will be granted under the 2017 Plan or the 2018 Plan. As of both March 31, 2026 and December 31, 2025, there were 2,150 and 20,234 shares outstanding under the 2017 Plan and 2018 Plan, respectively.

In August 2023, the Company's Board of Directors approved the LB Pharmaceuticals Inc 2023 Stock Incentive Plan ("2023 Plan"). No additional awards will be granted under the 2023 Plan. As of March 31, 2026 and December 31, 2025, there were 396,728 and 397,385 shares outstanding under the 2023 Plan, respectively.

In September 2025, the Company’s stockholders approved the LB Pharmaceuticals Inc 2025 Equity Incentive Plan (“2025 Plan”). The 2025 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Initially, the maximum number of shares issuable under the 2025 Plan was 2,907,335 shares. In addition, the number of shares reserved for issuance under the 2025 Plan will increase on January 1 of each calendar year, beginning on January 1, 2026 and continuing through January 1, 2035, by an amount equal to 5% of the total number of fully diluted shares outstanding on December 31 of the immediately preceding year, or a lesser number of shares as determined by the Board of Directors. On January 1, 2026, the shares reserved for issuance under the 2025 Plan increased by 1,400,197 shares pursuant to this provision. The maximum number of shares of common stock that may be issued upon the exercise of incentive stock options under the 2025 Plan is 8,722,005. As of March 31, 2026 and December 31, 2025, there were 2,015,028 and 1,882,871 shares outstanding under the 2025 Plan, respectively, and 1,873,900 and 605,412 shares were available for future issuance, respectively.

During the year ended December 31, 2025, the Company granted employees 285,000 stock options as an inducement material to the acceptance of an offer of employment in accordance with Nasdaq Listing Rule 5635(c)(4). During the three months ended March 31, 2026, the Company granted employees an additional 315,000 stock options as inducements under Nasdaq Listing Rule 5635(c)(4). On March 26, 2026, the Company filed a registration statement on Form S-8 to register the shares of common stock underlying the inducement awards.

Stock Options

The stock options granted in the three months ended March 31, 2026 and 2025 vest based on one of the following schedules: (i) 25% on the first anniversary of grant date with the remaining 75% to vest in 36 equal monthly installments thereafter through the fourth anniversary of the grant date or (ii) vesting in three equal annual installments through the third anniversary for certain

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

independent board member grants. All stock options expire ten years from the grant date. The assumptions used to determine the fair value of stock options granted were as follows:

	March 31, 2026	March 31, 2025
Expected life of options (in years)	6.00 - 6.05	6.25
Risk-free interest rate	3.81% - 3.86%	4.42%
Expected volatility	93.25% - 94.49%	86.7%
Dividends	$—	$—
Fair value of common stock	$20.73 - $24.22	$22.03

A summary of the Company’s stock option activity and related information is as follows (in thousands, except per share and contractual term data):

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	2,588	$15.77	9.46	$17,235
Granted	472	22.14
Exercised	(1)	15.00
Forfeited	(25)	17.51
Balance at March 31, 2026	3,034	$16.74	9.33	$24,420
Options vested and expected to vest as of March 31, 2026	3,034	$16.74	9.33
Options exercisable as of March 31, 2026	192	$17.71	7.56

The weighted average grant date fair value of the stock options granted during the three months ended March 31, 2026 was $17.27. The weighted average grant date fair value of the stock options granted during the three months ended March 31, 2025 was $25.94.

During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense related to stock options as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$470	$129
General and administrative	2,094	505
Total stock-based compensation	$2,564	$634

As of March 31, 2026, there was $34.6 million unrecognized stock-based compensation expense which is expected to be recognized over a weighted average period of 3.39 years. There were no stock options exercised or forfeited during the three months ended March 31, 2025.

There were no realized tax benefits for the three months ended March 31, 2026 and 2025.

Restricted Stock

The Company did not grant any restricted stock during the three months ended March 31, 2026 and 2025.

Restricted stock awards vest over the period in which the related services are rendered, which may range from immediate vesting to up to 36 months. Certain awards alternatively vest upon the consummation of the Company’s first underwritten public offering under the Securities Act of 1933, or on the six month anniversary of the public offering.

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

A summary of the Company’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance at December 31, 2025	6,647	$11.15
Granted	—	—
Vested	(6,555)	12.05
Unvested balance as of March 31, 2026	92	$23.15

During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation related to shares of restricted stock as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$—	$—
General and administrative	2	1
Total stock-based compensation	$2	$1

As of March 31, 2026, the Company had unrecognized compensation expense related to such shares of less than $0.01 million.

11. Restructuring

On May 6, 2025, the Company commenced a reduction in force ("RIF") that affected several employees, including the Former CFO and the Former CSO. In connection with the RIF, the Company entered into separation agreements with impacted employees providing termination benefits, including the continuation of base salary and monthly healthcare premiums, with benefit terms expiring at various dates through May 30, 2026.

On November 26, 2024, the Company's former chief executive officer (the "Former CEO") entered into a separation and consulting agreement pursuant to which the Former CEO is entitled to termination benefits until June 30, 2026, in the form of continuation of base salary and monthly healthcare premiums.

During the three months ended March 31, 2026, the Company entered into a separation agreement with an employee providing termination benefits, including the continuation of base salary and monthly healthcare premiums, with all payments to be completed by June 30, 2026. The Company recognized $0.1 million of expense associated with this separation agreement during the three months ended March 31, 2026, included in research and development expenses in the accompanying unaudited condensed statements of operations.

The following table provides a reconciliation of the beginning and ending liability balances for the three months ended March 31, 2026 (in thousands):

Balance, December 31, 2025	$515
Termination benefit expense	85
Cash payments	(338)
Balance, March 31, 2026	$262

12. Commitments and Contingencies

The Company has contracted with various consultants and third parties to assist in pre-clinical research and development and clinical trials work for the Company’s leading drug compounds. The contracts are terminable at any time but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

Funding Commitments

In October 2025, the Company entered into a work order with a third-party contract research organization (“CRO”) to provide services with respect to the Company’s Phase 2 clinical trial of LB-102 for bipolar depression (“Phase 2 trial”). As of March

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

31, 2026, the Company is committed to fund approximately $0.5 million in additional advances and expects to pay prior to June 30, 2026.

In December 2025, the Company entered into a work order with a third-party CRO to provide services with respect to the Company’s Phase 3 clinical trial of LB-102 for schizophrenia (“Phase 3 trial”). As of March 31, 2026, the Company is committed to fund approximately $8.8 million in additional advances and expects to pay prior to June 30, 2026.

In December 2025, the Company entered into a work order with a third-party CRO to provide services with respect to the Company’s Open Label Safety and Tolerability Study of LB-102 for schizophrenia. As of March 31, 2026, the Company is committed to fund approximately $6.5 million in additional advances and expects to pay prior to June 30, 2026.

The Company contracts in the normal course of business with contract development and manufacturing organizations (“CDMOs”) and other third parties for preclinical research studies and testing and manufacturing services, which are generally cancelable upon prior written notice. Payments due upon cancellation may consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation, and may also include termination penalties. As of March 31, 2026, the Company had no outstanding liabilities related to such items.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company, in accordance with this guidance, does not recognize gain contingencies until realized. The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of March 31, 2026.

13. Related-Party Transactions

In August 2023, contemporaneously with the closing of the Series C Offering, the Company entered into several amended and restated royalty participation agreements (the "Amended and Restated Royalty Agreements") with certain of its investors, co-founders, former directors, and executive officers, none of whom are Series C New Investors. No consideration was received as part of the Amended and Restated Royalty Agreements. Pursuant to the Amended and Restated Royalty Agreements, the Company is obligated to pay royalties to all of the holders in an aggregate amount up to 2.75% on net sales arising from LB-102 worldwide through December 31, 2035. Thereafter, the Company is obligated to pay royalties to such holders in an aggregate amount up to 3.25% in perpetuity. Net sales are defined in these agreements as the gross payments received on total commercial sales of LB-102 less certain standard deductions, whether received by the Company or any licensee of LB-102. As of March 31, 2026, certain former and current officers of the Company and their affiliates held 1.13% of the future royalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission, or SEC, on March 26, 2026, or the Annual Report. This discussion and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors including, but not limited to, those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and you should carefully read the section titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.” You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a late-stage biopharmaceutical company developing novel therapies for the treatment of a wide range of neuropsychiatric disorders including schizophrenia, bipolar depression, adjunctive treatment of major depressive disorder and other diseases. We are building a pipeline that leverages the broad therapeutic potential of our lead product candidate, LB-102, which we believe has the opportunity to be the first benzamide antipsychotic drug approved for neuropsychiatric disorders in the United States. LB-102 is currently in late-stage clinical development for schizophrenia (pivotal Phase 3 NOVA-2 trial) and bipolar depression (Phase 2 ILLUMINATE-1 trial). Concurrently with the Phase 3 NOVA-2 trial, we are running an outpatient, open label trial (NOVA-3) to accrue the requisite safety population required to support NDA submission as well as other clinical trials and non-clinical studies typically required by FDA at the time of approval. We are also planning to conduct a Phase 2 clinical trial evaluating LB-102 as an adjunctive treatment in major depressive disorder, or MDD. LB-102 is a new chemical entity and a methylated derivative of amisulpride, a second-generation antipsychotic drug approved in over 50 countries, not including the United States, because the development and regulatory requirements of the U.S. Food and Drug Administration, or FDA, for amisulpride were incompatible with patent coverage on the drug. Amisulpride is a generic drug that has been extensively used in clinical practice following its initial approval in France in the 1980s, generating at least two million monthly prescriptions in 2023 in a subset of 16 continental European countries. Among these European prescriptions for amisulpride, our data suggest that approximately 60% are for schizophrenia and schizoaffective disorders and approximately 20% are for mood disorders and the remainder are for anxiety and a variety of other indications.

We designed LB-102 to address the limitations of amisulpride with the aim of creating a product candidate with the potential for a differentiated therapeutic profile and strong intellectual property protection. We believe LB-102’s mechanism of action, data from our recently completed Phase 2 trial (NOVA-1) of LB-102 in acute schizophrenia, and the heritage of clinical experience with amisulpride support the continued development of LB-102 in both psychosis and mood disorders. In the future, additional expansion opportunities for LB-102 may include predominantly negative symptoms of schizophrenia, Alzheimer’s disease psychosis and agitation, as well as other neuropsychiatric diseases. We believe that LB-102, if approved, can become a mainstay of psychiatric practice by offering a potentially attractive alternative to branded and generic therapeutics for the treatment of schizophrenia, bipolar depression, adjunctive MDD and other neuropsychiatric diseases, given the compelling balance of clinical activity and tolerability observed to date.

The U.S. market for branded antipsychotic drugs was approximately $12 billion as of 2025. Antipsychotics that have expanded beyond schizophrenia into mood disorder indications have realized substantial increases in revenue. Despite the widespread use of generic antipsychotic drugs, several of these branded drugs each generate U.S. sales greater than $1 billion annually. Additionally, while available therapeutics to treat schizophrenia, bipolar depression, and MDD demonstrate clinical benefit, a significant unmet need remains for a treatment that delivers a more favorable risk–benefit profile by balancing tolerability with rapid onset and sustained, clinically meaningful efficacy with once-daily dosing. This includes addressing persistent residual symptoms—across both psychosis and mood disorders—that continue to impair functioning despite available therapies, underscoring the opportunity for improvement in the management of these conditions.

Our current pipeline is summarized below:

*Subject to positive Phase 3 data.

We anticipate that based on our current plans, our current cash, cash equivalents and marketable securities will support our planned operations into the second quarter of 2029.

Since our inception in 2015, we have devoted substantially all of our resources to the research and development of LB-102 by conducting clinical trials and preclinical studies and recruiting management and technical staff to support these operations. To date, we have funded our operations primarily through the aggregate gross proceeds of approximately $549.5 million from the sales of our redeemable convertible preferred stock, common stock, convertible notes, the proceeds of our initial public offering, or IPO, and proceeds from our private placement. On September 12, 2025, we closed the IPO and issued 21,850,000 shares of common stock at a price to the public of $15.00 per share, including 2,850,000 shares issued upon the exercise in full of the underwriters’ over-allotment option to purchase additional shares. We received gross proceeds of $327.8 million. Net proceeds were $302.3 million, after deducting underwriting commissions and other offering costs totaling $25.4 million. In February 2026, we received gross proceeds of approximately $100.0 million from our private placement. Net proceeds were approximately $93.8 million, after deducting financial advisory and other financing.

We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $19.1 million and $5.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $148.6 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:

•
continue to progress the clinical development of LB-102 in schizophrenia, bipolar depression, adjunctive MDD and other indications;
•
advance additional product candidates through clinical development;
•
require the manufacture of larger quantities of LB-102 and any additional product candidates to support future clinical trials or potential commercialization;
•
seek marketing authorizations for LB-102 and any of our future product candidates that successfully complete clinical development, if any;
•
scale our organization to support the commercialization of LB-102, if approved;
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

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $365.6 million. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating and capital expenditure requirements into the second quarter of 2029. See “—Liquidity and Capital Resources.”

Royalty Agreements

In August 2023, contemporaneously with the closing of the Series C financing, we entered into several Amended and Restated Royalty Agreements with certain of our existing investors, co-founders, former and current directors, and former and current executive officers, including Zachary Prensky, Andrew Vaino, Ph.D., and Marc Panoff, none of whom were new investors of our Series C preferred stock. We received no consideration as part of the Amended and Restated Royalty Agreements. Pursuant to the Amended and Restated Royalty Agreements, we are obligated to pay royalties to all of the holders in an aggregate amount up to 2.75% of net sales arising from LB-102 worldwide through December 31, 2035. Thereafter, we are obligated to pay royalties to such holders in an aggregate amount up to 3.25% in perpetuity. Net sales are defined in these agreements as the gross payments received on total commercial sales of LB-102 less certain standard deductions, whether received by us or any licensee of LB-102. As of March 31, 2026, certain of our former and current officers and their affiliates held 1.13% of the future royalties.

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

Non-Operating Income

Non-operating income consists primarily of interest income on our cash and cash equivalents and marketable securities, and non-cash changes in the fair value of our outstanding warrant liabilities.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	(Unaudited) Three Months Ended March 31,
	2026	2025	Change
Operating expenses
Research and development	$14,645	$3,421	$11,224
General and administrative	7,459	3,008	4,451
Total operating loss	(22,104)	(6,429)	(15,675)
Non-operating income
Interest income	2,850	236	2,614
Realized gain on sale of marketable securities, net	—	119	(119)
Gain on change in fair value of derivative instruments	200	768	(568)
Total non-operating income	3,050	1,123	1,927
Loss before income tax	(19,054)	(5,306)	(13,748)
Income tax provision	—	—	—
Net loss	$(19,054)	$(5,306)	$(13,748)

Revenue

We generated no revenue during the three months ended March 31, 2026 and 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Direct research and development expenses
Schizophrenia programs	$5,813	$1,260	$4,553
Bipolar depression programs	3,006	—	3,006
Formulation and CMC	2,329	653	1,676
Preclinical and other direct expenses	501	—	501
Indirect and unallocated expenses
Personnel-related	2,115	1,253	862
Consulting and other	881	255	626
Total research and development expenses	$14,645	$3,421	$11,224

Research and development expenses were $14.6 million for the three months ended March 31, 2026, compared to $3.4 million for the three months ended March 31, 2025. The increase of $11.2 million was primarily due to: (i) a $4.6 million increase in clinical trial expenses related to our Phase 3 trial of LB-102 in the treatment of patients with acute schizophrenia; (ii) a $3.0 million increase related to the conduct of our Phase 2 trial of LB-102 in the treatment of patients with bipolar depression; (iii) a $1.7 million increase in expenses related to the formulation and production of LB-102 for use in our active and planned clinical trials; (iv) a $0.5 million increase in preclinical and other direct expenses primarily related to preclinical testing of LB-102; (v) a $0.9 million increase in personnel-related expenses primarily due to an increase in headcount; and (vi) a $0.6 million increase in other research and development expenses, primarily due to increased use of consultants.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the three months ended March 31, 2026, compared to $3.0 million for the three months ended March 31, 2025. The increase of $4.5 million was primarily due to: (i) a $1.5 million increase in personnel-related expenses primarily due to an increase in headcount; (ii) a $1.6 million increase in stock-based compensation expense primarily related to stock options granted and repriced in connection with the IPO, as well as new hire grants, and (iii) a $1.4 million increase in professional fees, including accounting and legal fees and consulting fees partially related to costs associated with being a public company.

Non-operating Income

Non-operating income was $3.1 million for the three months ended March 31, 2026, compared to $1.1 million for the three months ended March 31, 2025. The increase of $1.9 million was primarily due to a $2.6 million increase in interest income as a result of higher cash balances in interest-bearing accounts in 2026, offset by a $0.6 million decrease in gain on change in fair value of derivative instruments compared to the same period from last year.

Liquidity and Capital Resources

As of March 31, 2026, we had $365.6 million of cash, cash equivalents and marketable securities. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Until required for use in our business, we typically invest our cash, in accordance with our investment policy, in money market funds and fixed income securities including U.S. treasury bills and government securities. We attempt to minimize credit risk related to our cash and cash equivalents and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type.

In February 2026, we completed a private placement pursuant to which we issued and sold to certain investors an aggregate of (i) 3,306,571 shares of our common stock at a purchase price of $21.17 per share and (ii) pre-funded warrants to purchase 1,417,107 shares of our common stock at a purchase price of $21.1699 per pre-funded warrant, which represents the per share purchase price less the $0.0001 per share exercise price of each pre-funded warrant. The transaction closed on February 6, 2026 and resulted in aggregate gross proceeds of approximately $100.0 million, consisting of approximately $70.0 million from the sale of common stock and approximately $30.0 million from the sale of pre-funded warrants. Net proceeds were approximately $93.8 million, after deducting financial advisory fees and other financing costs of approximately $6.2 million. The pre-funded warrants are exercisable at any time for $0.0001 per share, have no expiration date, and are classified in permanent equity. In connection with the private placement, we entered into a registration rights agreement with the investors pursuant to which we filed a registration statement on Form S-1 (File No. 333-294900) on April 6, 2026, which was declared effective by the SEC on April 14, 2026.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. As we progress through the phases of development of LB-102 and any of our future product candidates, we anticipate that we will incur increasing losses in future quarters and years compared to historical periods.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2026 and 2025 (in thousands):

	(Unaudited) Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(23,290)	$(8,128)
Net cash (used in) provided by investing activities	(32)	4,980
Net cash provided by financing activities	93,831	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$70,509	$(3,148)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2026 was $23.3 million, consisting of net loss of $19.1 million adjusted for non-cash items, including a $2.6 million charge for stock-based compensation expense offset by a gain on the change in the fair value of the warrant liabilities of $0.2 million. Additionally, we had outflows of $6.8 million due to a change in our net operating assets and liabilities for the three months ended March 31, 2026, including a $10.2 million increase in prepaid expenses and other current assets primarily related to deposits made to our CRO for start-up clinical trial expenses, partially offset by a $3.5 million increase in accounts payable and accrued expense primarily related to timing of payments and clinical trial expenses.

Cash used in operating activities for the three months ended March 31, 2025 was $8.1 million, consisting of net loss of $5.3 million partially offset by non-cash items, including (i) gain on the change in fair value of the warrant liabilities of $0.8 million and (ii) stock-based compensation expense of $0.6 million. Additionally, we had outflows of $2.8 million due to a change in our net operating assets and liabilities for the three months ended March 31, 2025, including a $2.9 million decrease in accounts payable and accrued expense primarily related to timing of payments and clinical trial expenses, and a $0.1 million decrease in prepaid expenses.

Investing Activities

There were no material investing activities for the three months ended March 31, 2026.

Cash provided by investing activities for the three months ended March 31, 2025 was $5.0 million primarily related to $2.5 million in proceeds from the sale of marketable securities and $2.5 million in maturities of marketable securities.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 was approximately $93.8 million primarily related to the net proceeds from the private placement in February 2026.

There were no financing activities for the three months ended March 31, 2025.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, as we continue to advance LB-102 and any of our future product candidates through clinical trials, scale the organization in preparation for a commercial launch of LB-102, if approved, as well as additional costs associated with operating as a public company.

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $365.6 million. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated operating and capital expenditure requirements into the second quarter of 2029.

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
•
if approved, the costs of commercialization activities for LB-102 for the treatment of acute schizophrenia, bipolar depression, adjunctive MDD or any other approved indication, or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities;
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

Funding Commitments

We contract in the normal course of business with CROs, CDMOs, and other third parties for clinical trials, preclinical research studies, and testing and manufacturing services. These contracts are cancelable by us upon prior written notice. Payments due upon cancellation consist primarily of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the preceding table as the amount and timing of such payments are not known.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 of our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. In accordance with GAAP, we evaluate our estimates and judgments on an ongoing basis, including those related to accrued research and development expenses, common stock warrant liabilities, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act and the material weaknesses previously identified and further discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting. These material weaknesses, which were originally identified in connection with the preparation of our financial statements for the year ended December 31, 2024, were not remediated as of December 31, 2025. The material weaknesses relate to (i) an insufficient number of qualified resources to ensure adequate oversight and accountability over the performance of controls, including proper segregation of duties; controls over the completeness and accuracy of information used in the operation of control activities across substantially all financial statement areas and retention of control evidence, and (ii) improper access and a lack of review over user access and user provisioning as it relates to our information technology environment and general controls over information systems that support the financial reporting process. These material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.

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

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our condensed financial statements would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no other changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and their related notes included elsewhere herein and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. If any of the following risks actually occurs, our business, prospects, operating results, and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially and adversely affect our business, prospects, operating results, and financial condition.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date. As a result, we are not profitable, have incurred substantial losses in each period since our inception, and we expect to incur significant losses for the foreseeable future. For the three months ended March 31, 2026, our net loss was approximately $19.1 million. As of March 31, 2026, we had an accumulated deficit of approximately $148.6 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of our pipeline, research and development, clinical trial costs, and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2026, we had $365.6 million of cash, cash equivalents and marketable securities. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will, in any event, require additional capital in order to complete clinical development of our current program. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:

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

As of March 31, 2026, we had 35 employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial, and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidate enters and advances through clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems and procedures, which may lead to significant costs and may divert management attention. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

As of March 31, 2026, although we made significant improvement throughout the year, we had limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with the preparation of our audited financial statements for the year ended December 31, 2025 and our unaudited condensed financial statements for the three months ended March 31, 2026, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Based on the beneficial ownership of our common stock as of March 31, 2026, our directors and executive officers, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our outstanding common stock. These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2026 that were not registered under the Securities Act.

(a) Unregistered Sales of Equity Securities

On January 9, 2026, we granted to two employees options to purchase an aggregate of 175,000 shares of our common stock. These options were made as an inducement material to each individual's acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). On March 26, 2026, we filed a registration statement on Form S-8 to register the shares of common stock underlying these inducement awards.

On February 10, 2026, we granted to an employee an option to purchase 140,000 shares of our common stock. This option was made as an inducement material to such individual's acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). On March 26, 2026, we filed a registration statement on Form S-8 to register the shares of common stock underlying this inducement award.

During the three months ended March 31, 2026, warrants covering 68,675 shares were exercised for cash.

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

For additional information regarding the inducement awards, see Note 10 Stock-Based Compensation to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended March 31, 2026 covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42831	3.1	September 12, 2025
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-289812	3.4	August 22, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LB Pharmaceuticals Inc

Date: May 12, 2026	By:	/s/ Heather Turner
Heather Turner
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Marc Panoff
Marc Panoff
Senior Vice President, Finance
(Principal Financial and Accounting Officer)