Form 10-Q
period 2026-06-30
LB PHARMACEUTICALS INC
filed 2026-08-11
CIK 1691082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s Common Stock outstanding as of August 5, 2026 was 32,259,175.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the initiation, timing, progress, potential registrational quality, and results of our research and development programs, preclinical studies, any clinical trials, Investigational New Drug (“IND”), New Drug Applications (“NDAs”), and other regulatory submissions;
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

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. Investors should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from those implied or projected by forward-looking statements include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. Investors should read this Quarterly Report on Form 10-Q, the documents that we reference in this Quarterly Report on Form 10-Q and the other documents that we file with the Securities and Exchange Commission (“SEC”), with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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
•
We rely on, and intend to continue to rely on, our internal clinical development expertise to conduct our current and future clinical trials. This model includes internal teams and systems as well as external vendors and clinical research organizations (“CROs”) to comprise a full clinical trial team. If our clinical trial team does not comply with applicable regulatory requirements, meet expected deadlines, or run trials effectively, our development programs and our ability to seek or obtain regulatory approval for or commercialize our product candidate may be delayed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LB Pharmaceuticals Inc

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$283,111	$250,173
Marketable securities	44,679	45,040
Prepaid expenses and other current assets	27,511	13,219
Total current assets	355,301	308,432
Operating lease right-of-use assets, net	3,405	2,151
Property and equipment, net	2,204	1,581
Restricted cash	782	770
Total assets	$361,692	$312,934
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,491	$2,127
Accrued expenses	19,229	4,585
Operating lease liabilities, current	844	730
Total current liabilities	23,564	7,442
Derivative liability - warrants	1,408	1,343
Operating lease liabilities, noncurrent	4,373	2,839
Total liabilities	29,345	11,624
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 28,681,063 and 25,299,372 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	3	3
Additional paid-in capital	532,343	430,667
Accumulated deficit	(200,185)	(129,528)
Accumulated other comprehensive income	186	168
Total stockholders’ equity	332,347	301,310
Total liabilities and stockholders’ equity	$361,692	$312,934

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$44,146	$2,421	$58,791	$5,842
General and administrative	9,769	2,438	17,228	5,446
Total operating loss	(53,915)	(4,859)	(76,019)	(11,288)
Non-operating income
Interest income	2,974	177	5,824	413
Realized gain on sale of marketable securities, net	—	—	—	119
(Loss) gain on change in fair value of derivative instruments	(662)	(189)	(462)	579
Total non-operating income (loss)	2,312	(12)	5,362	1,111
Loss before income tax	(51,603)	(4,871)	(70,657)	(10,177)
Income tax provision	—	—	—	—
Net loss	$(51,603)	$(4,871)	$(70,657)	$(10,177)
Net loss per share, basic and diluted	$(1.71)	$(13.58)	$(2.42)	$(28.36)
Weighted average shares outstanding used in calculating net loss per share, basic and diluted	30,137,733	358,811	29,194,955	358,794

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Condensed Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(51,603)	$(4,871)	$(70,657)	$(10,177)
Unrealized (loss) gain on marketable securities, net	(22)	—	18	(111)
Comprehensive loss	$(51,625)	$(4,871)	$(70,639)	$(10,288)

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock										Additional		Accumulated Other	Total
	Series Seed		Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance, December 31, 2024	295,467	$435	3,655,374	$6,179	301,119	$580	73,820,346	$107,065	251,655	$1	$9,657	$(104,323)	$111	$(94,554)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	634	—	—	634
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(111)	(111)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,306)	—	(5,306)
Balance, March 31, 2025	295,467	$435	3,655,374	$6,179	301,119	$580	73,820,346	$107,065	251,655	$1	$10,291	$(109,629)	$—	$(99,337)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	335	—	—	335
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,871)	—	(4,871)
Balance, June 30, 2025	295,467	$435	3,655,374	$6,179	301,119	$580	73,820,346	$107,065	251,655	$1	$10,626	$(114,500)	$—	$(103,873)

Balance, December 31, 2025	—	$—	—	$—	—	$—	—	$—	25,299,372	$3	$430,667	$(129,528)	$168	$301,310
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,566	—	—	2,566
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	40	40
Shares issued upon exercise of options	—	—	—	—	—	—	—	—	209	—	3	—	—	3
Shares issued upon exercise of warrants	—	—	—	—	—	—	—	—	68,675	—	26	—	—	26
Issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	—	—	—	—	—	—	—	—	3,306,571	—	93,802	—	—	93,802
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,054)	—	(19,054)
Balance, March 31, 2026	—	$—	—	$—	—	$—	—	$—	28,674,827	$3	$527,064	$(148,582)	$208	$378,693
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,901	—	—	4,901
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(22)	(22)
Shares issued upon exercise of options	—	—	—	—	—	—	—	—	3,136		47	—	—	47
Shares issued upon exercise of warrants	—	—	—	—	—	—	—	—	3,100	—	398	—	—	398
Issuance costs related to private placement	—	—	—	—	—	—	—	—	—	—	(67)	—	—	(67)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(51,603)	—	(51,603)
Balance, June 30, 2026	—	$—	$—	$—	—	$—	—	$—	28,681,063	$3	$532,343	$(200,185)	$186	$332,347

(1) Shares for the redeemable convertible preferred stock are not adjusted for the Reverse Stock Split detailed in Note 1 Business Overview.

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(70,657)	$(10,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,467	969
Depreciation	179	155
Noncash lease expense	143	55
Realized gain on sale of marketable securities, net	—	(119)
Amortization (accretion) of premium (discounts) on investments, net	(53)	(12)
Loss (gain) on change in fair value of derivative instruments	462	(579)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,292)	324
Operating lease liabilities	(156)	58
Accrued interest on marketable securities	(20)	40
Accounts payable and accrued expenses	16,008	(4,446)
Net cash used in operating activities	(60,919)	(13,732)
Investing Activities
Purchases of property and equipment	(395)	(12)
Purchase of marketable securities	(9,748)	—
Proceeds from the sale of marketable securities	—	2,501
Maturities of marketable securities	10,200	2,500
Net cash provided by investing activities	57	4,989
Financing Activities
Proceeds from issuance of common stock and pre-funded warrants in a private placement	100,000	—
Payment of issuance costs for private placement	(6,265)	—
Proceeds from exercise of options	50	—
Proceeds from exercise of warrants	27	—
Net cash provided by financing activities	93,812	—
Net increase (decrease) in cash, cash equivalents and restricted cash	32,950	(8,743)
Cash, cash equivalents and restricted cash, beginning of period	250,943	23,476
Cash, cash equivalents and restricted cash, end of period	$283,893	$14,733
Supplemental disclosures of noncash investing and financing activities
Exercise of liability-classified warrants	$397	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,397	$—
Leasehold improvements paid by lessor	$407	$—

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

1. Business Overview

LB Pharmaceuticals Inc (the “Company” or “LB”) was incorporated under the laws of the State of Delaware in September 2015 and is headquartered in New York, New York.

The Company is a neuromedicines company dedicated to developing and commercializing high-impact therapies that address the multiple dimensions of underserved brain diseases. The Company’s growing pipeline leverages the broad therapeutic potential of the Company's lead product candidate, LB-102, which the Company believes has the opportunity to be the first benzamide antipsychotic drug approved for neuropsychiatric disorders in the United States. LB-102 is currently in late-stage clinical development for schizophrenia (pivotal Phase 3 NOVA-2 trial) and bipolar depression (Phase 2 ILLUMINATE-1 trial). Concurrently with the Phase 3 NOVA-2 trial, the Company is enrolling an outpatient, open label trial (NOVA-3) to accrue the requisite safety population required to support NDA submission as well as other clinical trials and non-clinical studies typically required by FDA to support an NDA approval. The Company is also planning to conduct a Phase 2 clinical trial evaluating LB-102 as an adjunctive treatment in major depressive disorder (“aMDD”) that is expected to initiate in early 2027. Additional pipeline expansion is planned for LB-102 in new indications with strong mechanistic rationale and validating clinical and real-world experience from amisulpride, potentially including negative symptoms of schizophrenia and Alzheimer’s disease agitation/psychosis.

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

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

Liquidity and Capital Resources

As of June 30, 2026, the Company had approximately $327.8 million of cash, cash equivalents and marketable securities and working capital of approximately $331.7 million. As of June 30, 2026, the Company had an accumulated deficit of $200.2 million. During the six months ended June 30, 2026, the Company incurred a net loss of $70.7 million, and negative cash flows from operations of $60.9 million. The Company has incurred net losses and negative cash flows from operations since its inception and anticipates it will continue to incur net losses for the foreseeable future.

Historically, the Company funded its operations primarily through proceeds from issuances of redeemable convertible preferred stock, common stock and convertible notes. In September 2025, the Company completed its IPO as detailed above. In February 2026, the Company completed a private placement financing resulting in total gross proceeds of $100.0 million. Net proceeds were approximately $93.7 million, after deducting financial advisory fees and other financing costs. The Company believes that its current capital resources, which consist of cash, cash equivalents and marketable securities, will be sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued based on its expected cash needs. As the Company continues to pursue its business plan, it expects to finance its operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. However, there can be no assurance that any additional financing or strategic arrangements will be available to the Company on acceptable terms, if at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

The significant accounting policies and estimates used in preparation of the financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2025, and the notes thereto. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

Segment Information

The Company operates as a single reportable segment in the development of novel therapies for the treatment of neuropsychiatric diseases, including schizophrenia. The Company has not generated revenues since inception. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer (“CEO”). The CODM reviews the Company’s performance on an aggregate basis, thus the segment’s loss is the Company’s net loss, as reported on the accompanying condensed statements of operations, and the segment’s assets are the Company’s total assets, as reported on the accompanying condensed balance sheets. Significant expenses provided to the CODM include research and development and general and administrative expenses, as reported on the accompanying condensed statements of operations.

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

The following table presents the significant segment expenses regularly provided to the CODM and a reconciliation to net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

General and administrative expenses	$9,769	$2,438	$17,228	$5,446

Research and development expenses
Schizophrenia programs	31,488	(590)	37,239	487
Bipolar depression programs	2,666	—	5,672	—
Formulation and CMC	2,977	1,020	5,306	1,673
Preclinical and other direct expenses	1,426	78	1,988	117
Total direct research and development expenses	38,557	508	50,205	2,277
Personnel-related	5,248	1,231	7,335	2,317
Consulting and other	341	682	1,251	1,248
Total indirect and unallocated research and development expenses	5,589	1,913	8,586	3,565
Total research and development expenses	44,146	2,421	58,791	5,842
Total operating loss	(53,915)	(4,859)	(76,019)	(11,288)
Non-operating income (loss)	2,312	(12)	5,362	1,111
Net loss	$(51,603)	$(4,871)	$(70,657)	$(10,177)

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements which reorganizes and clarifies the interim disclosure requirements in ASC 270 to improve usability and clarify when interim reporting guidance applies. The ASU also introduces a disclosure principle requiring entities to describe events occurring after the end

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

of the most recent annual reporting period that have a material impact on the interim period. The standard does not change the fundamental nature or quantity of interim disclosures required under GAAP. For public business entities, the guidance is effective for interim periods within fiscal years beginning after December 15, 2027. For all other entities, the guidance is effective for interim periods within fiscal years beginning after December 15, 2028. As the Company has elected the extended transition period available to emerging growth companies under the JOBS Act, the Company expects to adopt this guidance for interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted. The Company does not expect adoption to have a material impact on its financial statements or disclosures.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (in thousands):

	As of June 30, 2026
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$279,436	$—	$—	$279,436
Total cash equivalents	279,436	—	—	279,436
Marketable securities
Government securities	—	44,679	—	44,679
Total marketable securities	—	44,679	—	44,679
Restricted cash
Certificate of deposit	—	782	—	782
Total restricted cash	—	782	—	782
Total assets	$279,436	$45,461	$—	$324,897
Liabilities
Derivative liability – warrants	—	1,357	51	1,408
Total liabilities	$—	$1,357	$51	$1,408

	As of December 31, 2025
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$249,393	$—	$—	$249,393
Total cash equivalents	249,393	—	—	249,393
Marketable securities
Government securities	—	45,040	—	45,040
Total marketable securities	—	45,040	—	45,040
Restricted cash
Certificate of deposit	—	770	—	770
Total restricted cash	—	770	—	770
Total assets	$249,393	$45,810	$—	$295,203
Liabilities
Derivative liability – warrants	—	1,305	38	1,343
Total liabilities	$—	$1,305	$38	$1,343

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

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

Warrants

The Company has issued warrants to investors in connection with prior equity financings. These warrants are required to be measured at fair value and presented as liabilities in the accompanying condensed balance sheets. As of June 30, 2026, the warrant liabilities include (i) nominal exercise price warrants, which are marked-to-market based on the period-end closing price of the Company's common stock and (ii) the New Series B Warrant, which has an exercise price of $41.83 and is valued using the Black-Scholes option pricing model, which includes unobservable inputs. The nominal exercise price warrants are classified within Level 2 of the fair value hierarchy. The New Series B Warrant is classified within Level 3. See Note 8 Equity for additional information.

For the three and six months ended June 30, 2026, the change in the fair value of the warrant liabilities resulted in the recording of a loss on change in fair value of derivative instruments of $0.7 million and $0.5 million, respectively, in the accompanying condensed statements of operations, consisting of $0.7 million and $0.5 million, respectively, related to the nominal exercise price warrants classified within Level 2 and less than $0.02 million for both periods related to the New Series B Warrant classified within Level 3. For the three and six months ended June 30, 2025, the change in the fair value of the warrant liabilities resulted in the recording of a loss on change in fair value of derivative instruments of $0.2 million and a gain of $0.6 million, respectively, in the accompanying condensed statements of operations. During the three and six months ended June 30, 2025, all warrant liabilities were classified within Level 3 of the fair value hierarchy. During the year ended December 31, 2025, the Company transferred the nominal exercise price warrants from Level 3 to Level 2 within the fair value hierarchy as the warrants became mark-to-market instruments based on the period-end closing price of the Company's common stock following the IPO. Transfers between levels are recognized at the beginning of the reporting period in which the transfer occurs.

The following are the assumptions used in the Black-Scholes valuation model in order to determine the fair value of the warrant liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Term (in years)	2.16 - 2.41	2.66
Volatility	91.7% - 94.3%	103.4%
Exercise price	$41.83	$41.83
Risk-free rate	3.47% - 4.14%	3.52%

Changes in one or more significant unobservable inputs used in the valuation may result in a significantly higher or lower fair value measurement at the reporting dates. The change in the Level 3 warrant liabilities for the six months ended June 30, 2026 was (in thousands):

Level 3 Warrant Liabilities
Balance December 31, 2025	$38
Exercise of warrants	(1)
Loss due to change in fair value	14
Balance June 30, 2026	$51

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

The change in the warrant liabilities for the six months ended June 30, 2026 was (in thousands):

Warrants
Balance December 31, 2025	$1,343
Exercise of warrants	(397)
Loss due to change in fair value	462
Balance June 30, 2026	$1,408

During the three and six months ended June 30, 2026, there were no transfers of instruments between Level 1, 2 and 3 in the fair value hierarchy.

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

4. Cash Equivalents, Marketable Securities and Restricted Cash

The Company invests in certain U.S. government money market funds and treasury bills classified as cash equivalents and invests in certificates of deposit that are classified as restricted cash. The marketable securities consist of government securities as follows (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash equivalents
Money market funds	$279,436	$—	$—	$279,436
Total cash equivalents	279,436	—	—	279,436
Marketable securities
Government securities	44,493	186	—	44,679
Total marketable securities	44,493	186	—	44,679
Restricted cash
Certificate of deposit	782	—	—	782
Total restricted cash	782	—	—	782
Total cash equivalents, marketable securities and restricted cash	$324,711	$186	$—	$324,897

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash equivalents
Money market funds	$249,393	$—	$—	$249,393
Total cash equivalents	249,393	—	—	249,393
Marketable securities
Government securities	44,872	168	—	45,040
Total marketable securities	44,872	168	—	45,040
Restricted cash
Certificate of deposit	770	—	—	770
Total restricted cash	770	—	—	770
Total cash equivalents, marketable securities and restricted cash	$295,035	$168	$—	$295,203

As of June 30, 2026 and December 31, 2025, there were no marketable securities that have been in a continuous unrealized loss position for more than 12 months. For the three and six months ended June 30, 2026, the net unrealized holding gain (loss) on available-for-sale securities included in accumulated other comprehensive income was less than ($0.1) million and less than $0.1 million, respectively, and no gains (losses) were reclassified out of accumulated other comprehensive income into earnings upon the sale of available-for-sale securities. For the three and six months ended June 30, 2025, the net unrealized holding gain (loss) on available-for-sale securities included in accumulated other comprehensive income was zero and ($0.1) million,

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

respectively, and gains of zero and $0.1 million, respectively, were reclassified out of accumulated other comprehensive income into earnings upon the sale of available-for-sale securities.

A reconciliation of the cash, cash equivalents and restricted cash reported in the condensed balance sheets that sum to the total of the amounts shown in the condensed statements of cash flows is as follows (in thousands):

	As of June 30, 2026	As of December 31, 2025
Cash and cash equivalents	$283,111	$250,173
Restricted cash	782	770
Total cash, cash equivalents and restricted cash	$283,893	$250,943

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$1,983	$1,491
Computer equipment	177	130
Office furniture	643	380
Property and equipment	2,803	2,001
Less: Accumulated depreciation	(599)	(420)
Total property and equipment, net	$2,204	$1,581

6. Prepaid Expenses and Other Current Assets and Accrued Expenses

Prepaid expenses consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
CRO advances	$22,774	$10,757
Prepaid research and development	2,249	541
Prepaid clinical trial expenses	1,014	750
Prepaid insurance	460	693
Other prepaid expenses and other current assets	1,014	478
Total prepaid expenses and other current assets	$27,511	$13,219

Accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Accrued CRO costs	$13,511	$1,324
Accrued research and development costs	1,898	449
Accrued compensation costs	2,005	1,680
Accrued professional and consulting costs	856	350
Accrued termination benefits	798	515
Other accrued costs	161	267
Total accrued expenses	$19,229	$4,585

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

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

In November 2025, the Company entered into an amendment to the lease agreement providing for approximately 4,600 square feet of additional office space through March 2032. The Company determined the amendment for additional space should be accounted for as a separate lease and recognized a right-of-use asset of $1.4 million and corresponding lease liability of $1.8 million as of June 30, 2026 in connection with lease commencement.

The Company’s lease agreement does not contain material residual value guarantees, restrictions, or covenants. The Company has no other operating leases recognized on the accompanying condensed balance sheets.

The components of lease expense were as follows for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$218	$133	$351	$268
Variable lease expense	7	6	2	15
Total lease expense	$225	$139	$353	$283

Supplemental balance sheet information related to operating leases as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	5.8	6.3
Weighted average discount rate	9.6%	9.6%

Other information related to operating leases for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$182	$122	$365	$155

As of June 30, 2026, future minimum commitments under operating leases were as follows (in thousands):

Year Ending December 31,	As of June 30, 2026
2026 (remaining period)	$437
2027	1,161
2028	1,195
2029	1,214
2030	1,252
Thereafter	1,565
Total future lease payments	$6,824
Less: imputed interest	(1,607)
Present value of lease payments	$5,217

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

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

Warrants

See Note 3 Fair Value Measurements for liability-classified warrant activity during the six months ended June 30, 2026.

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

9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(51,603)	$(4,871)	$(70,657)	$(10,177)
Weighted average shares outstanding used in calculating net loss per share, basic and diluted (1)	30,137,733	358,811	29,194,955	358,794
Net loss per share, basic and diluted	$(1.71)	$(13.58)	$(2.42)	$(28.36)

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

(1)
Included within weighted average shares of common stock outstanding for the three and six months ended June 30, 2026 are 42,993 and 63,232 shares of common stock issuable upon the exercise of nominal exercise price warrants, respectively. Included within weighted average shares of common stock outstanding for both the three and six months ended June 30, 2025 are 113,894 shares of common stock issuable upon the exercise of nominal exercise price warrants. Additionally, included within weighted average common shares outstanding for the three and six months ended June 30, 2026 are 1,417,107 and 1,135,231 shares of common stock issuable upon the exercise of pre-funded warrants issued in connection with the Company’s February 2026 private placement at an exercise price of $0.0001 per share. The pre-funded warrants are exercisable at any time for nominal consideration and are therefore included in basic and diluted weighted average shares outstanding from the date of issuance. Per ASC 260, Earnings Per Share, the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

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

The following potentially dilutive shares, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share (in thousands):

	June 30, 2026	June 30, 2025
Redeemable convertible preferred stock	—	2,799
Restricted stock – unvested (1)	—	6
Common stock warrants	3	3
Stock options	3,295	465
Total potentially dilutive shares	3,298	3,273

(1) As of June 30, 2026, there were 58 unvested restricted stock awards.

10. Stock-Based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees, directors and consultants. These incentives consist primarily of stock options and restricted stock grants.

In January 2017 and October 2018, the Company's Board of Directors approved the LB Pharmaceuticals Inc 2017 Stock Incentive Plan ("2017 Plan") and the LB Pharmaceuticals Inc 2018 Stock Incentive Plan ("2018 Plan"), respectively. No additional awards will be granted under the 2017 Plan or the 2018 Plan. As of both June 30, 2026 and December 31, 2025, there were 2,150 and 20,234 shares outstanding under the 2017 Plan and 2018 Plan, respectively.

In August 2023, the Company's Board of Directors approved the LB Pharmaceuticals Inc 2023 Stock Incentive Plan ("2023 Plan"). No additional awards will be granted under the 2023 Plan. As of June 30, 2026 and December 31, 2025, there were 391,818 and 397,385 shares outstanding under the 2023 Plan, respectively.

In September 2025, the Company’s stockholders approved the LB Pharmaceuticals Inc 2025 Equity Incentive Plan (“2025 Plan”). The 2025 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Initially, the maximum number of shares issuable under the 2025 Plan was 2,907,335 shares. In addition, the number of shares reserved for issuance under the 2025 Plan will increase on January 1 of each calendar year, beginning on January 1, 2026 and continuing through January 1, 2035, by an amount equal to 5% of the total number of fully diluted shares outstanding on December 31 of the immediately preceding year, or a lesser number of shares as determined by the Board of Directors. On January 1, 2026, the shares reserved for issuance under the 2025 Plan increased by 1,400,197 shares pursuant to this provision. The maximum number of shares of common stock that may be issued upon the exercise of incentive stock options under the 2025 Plan is 8,722,005. As of June 30, 2026 and December 31, 2025, there were 2,279,906 and 1,882,871 shares outstanding under the 2025 Plan, respectively, and 1,610,796 and 605,412 shares were available for future issuance, respectively.

During the year ended December 31, 2025, the Company granted employees 285,000 stock options as an inducement material to the acceptance of an offer of employment in accordance with Nasdaq Listing Rule 5635(c)(4). During the six months ended June 30, 2026, the Company granted employees an additional 315,000 stock options as inducements under Nasdaq Listing Rule

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

5635(c)(4). On March 26, 2026, the Company filed a registration statement on Form S-8 to register the shares of common stock underlying the inducement awards.

Stock Options

The stock options granted in the six months ended June 30, 2026 and 2025 vest based on one of the following schedules: (i) 25% on the first anniversary of grant date with the remaining 75% to vest in 36 equal monthly installments thereafter through the fourth anniversary of the grant date, (ii) vesting in three equal annual installments through the third anniversary for certain independent board member grants, or (iii) 100% vesting on the first anniversary of the grant date for certain independent board member grants. All stock options expire ten years from the grant date. The assumptions used to determine the fair value of stock options granted were as follows:

	June 30, 2026	June 30, 2025
Expected life of options (in years)	5.50 - 6.06	6.25
Risk-free interest rate	3.81 - 4.34%	4.42%
Expected volatility	92.8 - 94.5%	86.7%
Dividends	$—	$—
Fair value of common stock	$20.73 - 31.97	$35.14

A summary of the Company’s stock option activity and related information is as follows (in thousands, except per share and contractual term data):

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	2,588	$15.77	9.46	$17,235
Granted	774	24.71
Exercised	(3)	15.00
Forfeited	(64)	16.38
Balance at June 30, 2026	3,295	$17.85	9.16	$48,390
Options vested and expected to vest as of June 30, 2026	3,295	$17.85	9.16
Options exercisable as of June 30, 2026	212	$17.33	7.43

The weighted average grant date fair value of the stock options granted during the six months ended June 30, 2026 was $19.20. The weighted average grant date fair value of the stock options granted during the six months ended June 30, 2025 was $25.94.

During the three and six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense related to stock options as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,897	$114	$2,367	$243
General and administrative	3,004	219	5,098	724
Total stock-based compensation	$4,901	$333	$7,465	$967

As of June 30, 2026, there was $36.1 million unrecognized stock-based compensation expense which is expected to be recognized over a weighted average period of 3.12 years. There were no stock options exercised or forfeited during the three and six months ended June 30, 2025 .

There were no realized tax benefits for the three and six months ended June 30, 2026 and 2025 .

Restricted Stock

The Company did not grant any restricted stock during the three and six months ended June 30, 2026 and 2025.

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

Restricted stock awards vest over the period in which the related services are rendered, which may range from immediate vesting to up to 36 months. Certain awards alternatively vest upon the consummation of the Company’s first underwritten public offering under the Securities Act of 1933, or on the six month anniversary of the public offering.

A summary of the Company’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance at December 31, 2025	6,647	$11.15
Granted	—
Vested	(6,589)	12.09
Unvested balance as of June 30, 2026	58	$23.15

During the three and six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation related to shares of restricted stock as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$—	$1	$—	$1
General and administrative	—	—	2	1
Total stock-based compensation	$—	$1	$2	$2

As of June 30, 2026, the Company had unrecognized compensation expense related to such shares of less than $0.01 million.

Stock Option Modifications

In June 2026, the Company entered into a separation and consulting agreement (the “Transition Agreement”) in connection with the resignation of its former Chief Medical Officer (“Former CMO”). Pursuant to the original terms of the Former CMO’s stock option awards, the outstanding stock options continue to vest as long as services are provided to the Company under the Transition Agreement through the end of the transition period. In the event that the Former CMO complies with her obligations under the Transition Agreement, then 35% of the Former CMO’s unvested stock options shall vest as of the end of the transition period. The Company determined the accelerated vesting was a stock option modification under ASC 718, Compensation - Stock Compensation and the consulting services outlined in the Transition Agreement are not substantive. As a result, the Company determined the fair market value of all stock options expected to vest over the duration of the Transition Agreement as of the modification date using the Black-Scholes option-pricing model and recorded a one-time expense of $1.1 million, included in research and development expenses in the accompanying unaudited condensed statements of operations.

Effective June 3, 2026, the term of one of the members of the Company’s board of directors, Zachary Prensky, expired upon the conclusion of the Company’s 2026 annual meeting of stockholders. In connection with the expiration of his term as a director, the Company also entered into an amendment to the transition, consulting, and separation agreement with Mr. Prensky, effective June 3, 2026. Pursuant to the original terms of his stock option awards, Mr. Prensky’s outstanding stock options will continue to vest regardless of the level of services provided to the Company under the transition, consulting, and separation agreement as a consultant. In accordance with ASC 718, Compensation - Stock Compensation the Company determined there was a modification of options granted for services as a member of the board of directors. The modification is based on a reduction in the level of required service and as a result, determined the fair market value of these outstanding stock options as of the modification date using the Black-Scholes option-pricing model and recorded a one-time expense of $0.8 million, included in general and administrative expenses in the accompanying unaudited condensed statements of operations.

2025 Employee Stock Purchase Plan

In September 2025, the Company adopted the 2025 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s IPO. A total of 250,000 shares of common stock were initially reserved for issuance under the ESPP. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 280,039 shares as a result of the automatic increase provision of the ESPP. The Company may hold one or more offering periods each year during which employees will be able to purchase shares under the ESPP through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is no less than the lesser of 85% of the closing

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

price of the Company's common stock on the offering date or on the applicable purchase date. No shares were issued under the ESPP during the six months ended June 30, 2026.

11. Restructuring

On May 6, 2025, the Company commenced a reduction in force ("RIF") that affected several employees, including the Company’s former Chief Financial Officer and former Chief Scientific Officer. In connection with the RIF, the Company entered into separation agreements with impacted employees providing termination benefits, including the continuation of base salary and monthly healthcare premiums, with benefit terms expiring at various dates through May 30, 2026.

On November 26, 2024, the Company's former chief executive officer (the "Former CEO") entered into a separation and consulting agreement pursuant to which the Former CEO is entitled to termination benefits until June 30, 2026, in the form of continuation of base salary and monthly healthcare premiums.

On June 9, 2026, the Company’s Former CMO entered into the Transition Agreement, pursuant to which the former CMO resigned from her role as CMO as of June 15, 2026 and agreed to continue employment as a consultant through September 15, 2026. Under the Transition Agreement, the Former CMO is entitled to termination benefits until June 15, 2027 in the form of continuation of base salary in the same amount in effect as of June 15, 2026 and the payment of monthly premiums for healthcare coverage. Also, provided that the Former CMO continues to provide consulting services to the Company as a consultant through September 15, 2026, the Former CMO is entitled to a cash bonus equal to the product of the Former CMO’s target annual bonus opportunity (as defined in the Former CMO’s original employment agreement) for calendar year 2026 and the percentage of the year the Former CMO was an employee of the Company during 2026. The Company recorded $0.7 million of termination benefits in research and development expense in the accompanying unaudited condensed statements of operations.

During the six months ended June 30, 2026, the Company entered into separation agreements with three additional employees providing termination benefits, including the continuation of base salary and monthly healthcare premiums, with all payments to be completed by October 15, 2026. The Company recognized $0.3 million of expense associated with these separation agreements during the six months ended June 30, 2026, included in research and development expenses in the accompanying unaudited condensed statements of operations.

The following table provides a reconciliation of the beginning and ending liability balances for the six months ended June 30, 2026 (in thousands):

Balance, December 31, 2025	$515
Termination benefit expense	960
Cash payments	(677)
Balance, June 30, 2026	$798

12. Commitments and Contingencies

The Company has contracted with various consultants and third parties to assist in pre-clinical research and development and clinical trials work for the Company’s leading drug compounds. The contracts are terminable at any time but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

Funding Commitments

In December 2025, the Company entered into a work order with a third-party CRO to provide services with respect to the Company’s Phase 3 clinical trial of LB-102 for schizophrenia. As of June 30, 2026, the Company is committed to fund approximately $30.1 million in additional advances and expects to pay prior to September 30, 2026.

In June 2026, the Company entered into a work order with a third-party CRO to provide services with respect to the Company’s Phase 2 clinical trial of LB-102 for aMDD. As of June 30, 2026, the Company is committed to fund approximately $7.9 million in additional advances and expects to pay prior to September 30, 2026.

The Company contracts in the normal course of business with contract development and manufacturing organizations (“CDMOs”) and other third parties for preclinical research studies and testing and manufacturing services, which are generally cancelable upon prior written notice. Payments due upon cancellation may consist of payments for services provided or

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation, and may also include termination penalties. As of June 30, 2026, the Company had no outstanding liabilities related to such items

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company, in accordance with this guidance, does not recognize gain contingencies until realized. The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of June 30, 2026.

13. Related-Party Transactions

In August 2023, contemporaneously with the closing of the Series C Offering, the Company entered into several amended and restated royalty participation agreements (the "Amended and Restated Royalty Agreements") with certain of its investors, co-founders, former directors, and executive officers, none of whom are Series C New Investors. No consideration was received as part of the Amended and Restated Royalty Agreements. Pursuant to the Amended and Restated Royalty Agreements, the Company is obligated to pay royalties to all of the holders in an aggregate amount up to 2.75 % on net sales arising from LB-102 worldwide through December 31, 2035. Thereafter, the Company is obligated to pay royalties to such holders in an aggregate amount up to 3.25 % in perpetuity. Net sales are defined in these agreements as the gross payments received on total commercial sales of LB-102 less certain standard deductions, whether received by the Company or any licensee of LB-102. As of June 30, 2026, certain former and current officers of the Company and their affiliates held 1.13 % of the future royalties.

14. Subsequent Event

On July 28, 2026, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company, in a private placement, agreed to issue and sell to the investors an aggregate of (i) 3,577,560 shares of the Company’s common stock, par value $0.0001 per share and (ii) pre-funded warrants to purchase up to 715,513 shares of the Company’s common stock. Each share was offered and sold at a purchase price of $34.94 before deducting underwriting discounts and commissions and each pre-funded warrant was offered and sold at a purchase price of $34.9399, which is equal to the purchase price per share less the $0.0001 exercise price of each pre-funded warrant, before deducting underwriting discounts and commissions. The Company received gross proceeds of $150.0 million, before deducting any transaction-related expenses. In connection with the private placement, the Company entered into a registration rights agreement pursuant to which it agreed to register the resale of the shares issued in the private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”), on March 26, 2026 (“Annual Report”). This discussion and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors including, but not limited to, those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and you should carefully read the section titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.” You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a neuromedicines company dedicated to developing and commercializing high-impact therapies that address the multiple dimensions of underserved brain diseases. Our growing pipeline leverages the broad therapeutic potential of our lead product candidate, LB-102, which we believe has the opportunity to be the first benzamide antipsychotic drug approved for neuropsychiatric disorders in the United States. LB-102 is currently in late-stage clinical development for schizophrenia (pivotal Phase 3 NOVA-2 trial) and bipolar depression (Phase 2 ILLUMINATE-1 trial). Concurrently with the Phase 3 NOVA-2 trial, we are enrolling an outpatient, open label trial (NOVA-3) to accrue the requisite safety population required to support NDA submission as well as other clinical trials and non-clinical studies typically required by FDA for an NDA approval.

We are also planning to conduct a Phase 2 clinical trial evaluating LB-102 as an adjunctive treatment in major depressive disorder (“aMDD”). Additional pipeline expansion is planned for LB-102 in new indications with strong mechanistic rationale and validating clinical and real-world experience from amisulpride, potentially including negative symptoms of schizophrenia (with potential for trial initiation in the second half of 2027, subject to regulatory feedback and other factors) and Alzheimer’s disease agitation/psychosis. We are also developing a long-acting injectable (“LAI”) formulation of LB-102, which may improve adherence, a common issue in patients with schizophrenia and bipolar disorder. LB-102 is a new chemical entity and a methylated derivative of amisulpride, a second-generation antipsychotic drug approved in over 50 countries. Amisulpride is not available in the United States because the development and regulatory requirements of the U.S. Food and Drug Administration (“FDA”), for amisulpride were incompatible with patent coverage on the drug. Amisulpride is a generic drug that has been extensively used in clinical practice following its initial approval in France in the 1980s, generating at least two million monthly prescriptions in 2023 in a subset of 16 continental European countries. Among these European prescriptions for amisulpride, our data suggest that approximately 60% are for schizophrenia and schizoaffective disorders and approximately 20% are for mood disorders and the remainder are for anxiety and a variety of other indications.

We designed LB-102 to address the limitations of amisulpride with the aim of creating a product candidate with the potential for a differentiated therapeutic profile and strong intellectual property protection. We believe LB-102’s mechanism of action, data from our recently completed Phase 2 trial (NOVA-1) of LB-102 in acute schizophrenia, and the heritage of clinical and real-world experience with amisulpride support the continued development of LB-102 in both psychosis and mood disorders. We believe that LB-102, if approved, can become a mainstay of psychiatric practice by offering a potentially attractive alternative to branded and generic therapeutics for the treatment of schizophrenia, bipolar depression, adjunctive MDD and other neuropsychiatric diseases, given the compelling balance of clinical activity and tolerability observed to date.

The U.S. market for branded antipsychotic drugs was approximately $12 billion as of 2025. Antipsychotics that have expanded beyond schizophrenia into mood disorder indications have realized substantial increases in revenue. Despite the widespread use of generic antipsychotic drugs, several of these branded drugs each generate U.S. sales greater than $1 billion annually, with some approaching between $2 billion to $4 billion in annual U.S. sales. Additionally, while available therapeutics to treat schizophrenia, bipolar depression, MDD, and other neuropsychiatric diseases demonstrate clinical benefit, a significant unmet need remains for a treatment that delivers a more favorable risk–benefit profile by balancing tolerability with rapid onset and sustained, clinically meaningful efficacy with once-daily dosing. This includes addressing – across both psychosis and mood disorders – persistent residual symptoms such as anhedonia and cognitive impairment that continue to impact functioning despite available therapies, underscoring the opportunity for improvement in the management of these conditions.

Our current pipeline is summarized below:

Since our inception in 2015, we have devoted substantially all of our resources to the research and development of LB-102 by conducting clinical trials and preclinical studies and recruiting management and technical staff to support these operations. To date, we have funded our operations primarily through the aggregate gross proceeds of approximately $549.5 million from the sales of our redeemable convertible preferred stock, common stock, convertible notes, the proceeds of our initial public offering (“IPO”) and proceeds from our private placement. On September 12, 2025, we closed the IPO and issued 21,850,000 shares of common stock at a price to the public of $15.00 per share, including 2,850,000 shares issued upon the exercise in full of the underwriters’ over-allotment option to purchase additional shares. We received gross proceeds of $327.8 million. Net proceeds were $302.3 million, after deducting underwriting commissions and other offering costs totaling $25.4 million. In February 2026, we received gross proceeds of approximately $100.0 million from our private placement. Net proceeds were approximately $93.7 million, after deducting financial advisory and other financing costs. In July 2026, we completed a private placement financing resulting in total gross proceeds of $150.0 million before deducting any transaction-related expenses.

We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $70.7 million and $10.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $200.2 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:

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

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $327.8 million, which does not include net proceeds from our $150.0 million private placement in July 2026. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, including net proceeds from our private placement, will be sufficient to meet our anticipated operating and capital expenditure requirements beyond the second quarter of 2029. See “Liquidity and Capital Resources” for further information.

Royalty Agreements

In August 2023, contemporaneously with the closing of the Series C financing, we entered into several Amended and Restated Royalty Agreements with certain of our existing investors, co-founders, former and current directors, and former and current executive officers, including Zachary Prensky, Andrew Vaino, Ph.D., and Marc Panoff, none of whom were new investors of our Series C preferred stock. We received no consideration as part of the Amended and Restated Royalty Agreements. Pursuant to the Amended and Restated Royalty Agreements, we are obligated to pay royalties to all of the holders in an aggregate amount up to 2.75% of net sales arising from LB-102 worldwide through December 31, 2035. Thereafter, we are obligated to pay royalties to such holders in an aggregate amount up to 3.25% in perpetuity. Net sales are defined in these agreements as the gross payments received on total commercial sales of LB-102 less certain standard deductions, whether received by us or any licensee of LB-102. As of June 30, 2026, certain of our former and current officers and their affiliates held 1.13% of the future royalties.

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
•
formulation costs and chemistry, manufacturing and controls (“CMC”), costs including formulation and active pharmaceutical ingredients, process development, analytical and quality infrastructure build-out, and validation support;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	(Unaudited) Three Months Ended June 30,
	2026	2025	Change
Operating expenses
Research and development	$44,146	$2,421	$41,725
General and administrative	9,769	2,438	7,331
Total operating loss	(53,915)	(4,859)	(49,056)
Non-operating income
Interest income	2,974	177	2,797
Loss on change in fair value of derivative instruments	(662)	(189)	(473)
Total non-operating income	2,312	(12)	2,324
Loss before income tax	(51,603)	(4,871)	(46,732)
Income tax provision	—	—	—
Net loss	$(51,603)	$(4,871)	$(46,732)

Revenue

We generated no revenue during the three months ended June 30, 2026 and 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	(Unaudited) Three Months Ended June 30,
	2026	2025	Change
Direct research and development expenses
Schizophrenia programs	$31,488	$(590)	$32,078
Bipolar depression programs	2,666	—	2,666
Formulation and CMC	2,977	1,020	1,957
Preclinical and other direct expenses	1,426	78	1,348
Indirect and unallocated expenses
Personnel-related	5,248	1,231	4,017
Consulting and other	341	682	(341)
Total research and development expenses	$44,146	$2,421	$41,725

Research and development expenses were $44.1 million for the three months ended June 30, 2026, compared to $2.4 million for the three months ended June 30, 2025. The increase of $41.7 million was primarily due to: (i) a $32.1 million increase in clinical trial expenses primarily related to our Phase 3 trial of LB-102 in the treatment of patients with acute schizophrenia; (ii) a $2.7 million increase related to the conduct of our Phase 2 trial of LB-102 in the treatment of patients with bipolar depression; (iii) a $2.0 million increase in expenses related to the formulation and production of LB-102 for use in our active and planned clinical trials; (iv) a $4.0 million increase in personnel-related expenses primarily due to an increase in headcount, an increase in termination benefits, and an increase in stock compensation expense related to an option modification; and (v) a $1.3 million increase in preclinical and other direct expenses related to LB-102.

General and Administrative Expenses

General and administrative expenses were $9.8 million for the three months ended June 30, 2026, compared to $2.4 million for the three months ended June 30, 2025. The increase of $7.3 million was primarily due to: (i) a $2.8 million increase in stock-based compensation expense primarily related to stock options granted and repriced in connection with the IPO, new hire grants and an option modification; (ii) a $2.1 million increase in personnel-related expenses primarily due to an increase in headcount; (iii) a $0.9 million increase in professional fees, including accounting and legal fees partially related to costs associated with being a public company; (iv) a $1.0 million increase in consulting fees primarily related to strategy consulting; and (v) a $0.4 million increase in public company expenses including D&O insurance.

Non-operating Income

Non-operating income was $2.3 million for the three months ended June 30, 2026, compared to a non-operating loss of less than $0.1 million for the three months ended June 30, 2025. The increase of $2.3 million was primarily due to a $2.8 million increase in interest income as a result of higher cash balances in interest-bearing accounts in 2026, partially offset by a $0.5 million increase in loss on the change in fair value of derivative instruments when compared to the prior year comparable period.

Results of Operations

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	(Unaudited) Six Months Ended June 30,
	2026	2025	Change
Operating expenses
Research and development	$58,791	$5,842	$52,949
General and administrative	17,228	5,446	11,782
Total operating loss	(76,019)	(11,288)	(64,731)
Non-operating income (expense)
Interest income	5,824	413	5,411
Realized gain on sale of marketable securities, net	—	119	(119)
(Loss) gain on change in fair value of derivative instruments	(462)	579	(1,041)
Total non-operating income	5,362	1,111	4,251
Loss before income tax	(70,657)	(10,177)	(60,480)
Income tax provision	—	—	—
Net loss	$(70,657)	$(10,177)	$(60,480)

Revenue

We generated no revenue during the six months ended June 30, 2026 and 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	(Unaudited) Six Months Ended June 30,
	2026	2025	Change
Direct research and development expenses
Schizophrenia programs	$37,239	$487	$36,752
Bipolar depression programs	5,672	—	5,672
Formulation and CMC	5,306	1,673	3,633
Preclinical and other direct expenses	1,988	117	1,871
Indirect and unallocated expenses
Personnel-related	7,335	2,317	5,018
Consulting and other	1,251	1,248	3
Total research and development expenses	$58,791	$5,842	$52,949

Research and development expenses were $58.8 million for the six months ended June 30, 2026, compared to $5.8 million for the six months ended June 30, 2025. The increase of $52.9 million was primarily due to: (i) a $36.8 million increase in clinical trial expenses related to our Phase 3 trial of LB-102 in the treatment of patients with acute schizophrenia; (ii) a $5.7 million increase related to the conduct of our Phase 2 trial of LB-102 in the treatment of patients with bipolar depression; (iii) a $3.6 million increase in expenses related to the formulation and production of LB-102 for use in our active and planned clinical trials; (iv) a $1.9 million increase in preclinical and other direct expenses primarily related to LB-102; and (v) a $5.0 million increase in personnel-related expenses primarily due to an increase in headcount, an increase in termination benefits, and an increase in stock compensation expense related to an option modification.

General and Administrative Expenses

General and administrative expenses were $17.2 million for the six months ended June 30, 2026, compared to $5.4 million for the six months ended June 30, 2025. The increase of $11.8 million was primarily due to: (i) a $4.4 million increase in stock-based compensation expense primarily related to stock options granted and repriced in connection with the IPO, new hire grants and an option modification; (ii) a $3.6 million increase in personnel-related expenses primarily due to an increase in headcount; (iii) a $1.9 million increase in professional fees, including accounting and legal fees partially related to costs associated with being a public company; (iv) a $1.4 million increase in consulting fees primarily related to strategy consulting; and (v) a $0.7 million increase in public company expenses including D&O insurance.

Non-operating Income

Non-operating income was $5.4 million for the six months ended June 30, 2026, compared to $1.1 million for the six months ended June 30, 2025. The increase of $4.3 million was primarily due to a $5.4 million increase in interest income as a result of higher cash balances in interest-bearing accounts in 2026, partially offset by a $1.0 million decrease in gain on change in fair value of derivative instruments when compared to the prior year comparable period.

Liquidity and Capital Resources

As of June 30, 2026, we had $327.8 million of cash, cash equivalents and marketable securities. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Until required for use in our business, we typically invest our cash, in accordance with our investment policy, in money market funds and fixed income securities including U.S. treasury bills and government securities. We attempt to minimize credit risk related to our cash and cash equivalents and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type.

In February 2026, we completed a private placement pursuant to which we issued and sold to certain investors an aggregate of (i) 3,306,571 shares of our common stock at a purchase price of $21.17 per share and (ii) pre-funded warrants to purchase 1,417,107 shares of our common stock at a purchase price of $21.1699 per pre-funded warrant, which represents the per share purchase price less the $0.0001 per share exercise price of each pre-funded warrant. The transaction closed on February 6, 2026 and resulted in aggregate gross proceeds of approximately $100.0 million, consisting of approximately $70.0 million from the sale of common stock and approximately $30.0 million from the sale of pre-funded warrants. Net proceeds were approximately $93.7 million, after deducting financial advisory fees and other financing costs of approximately $6.3 million. The pre-funded warrants are exercisable at any time for $0.0001 per share, have no expiration date, and are classified in permanent equity. In connection with the private placement, we entered into a registration rights agreement with the investors pursuant to which we filed a registration statement on Form S-1 (File No. 333-294900) on April 6, 2026, which was declared effective by the SEC on April 14, 2026.

In July 2026, we issued and sold shares of our common stock and pre-funded warrants to purchase shares of our common stock pursuant to a securities purchase agreement in exchange for gross proceeds of approximately $150.0 million, before deducting any transaction-related expenses.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. As we progress through the phases of development of LB-102 and any of our future product candidates, we anticipate that we will incur increasing losses in future quarters and years compared to historical periods.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2026 and 2025 (in thousands):

	(Unaudited) Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(60,919)	$(13,732)
Net cash provided by investing activities	57	4,989
Net cash provided by financing activities	93,812	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,950	$(8,743)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2026 was $60.9 million, consisting of net loss of $70.7 million adjusted for non-cash items, including a $7.5 million charge for stock-based compensation expense, $0.5 million change in the fair value of the warrant liabilities, and $0.2 million in depreciation expense. Additionally, we had inflows of $1.5 million due to a change in our net operating assets and liabilities for the six months ended June 30, 2026, including a $16.0 million increase in accounts payable and accrued expense primarily related to timing of payments and clinical trial expenses, partially offset by a $14.3 million increase in prepaid expenses and other current assets primarily related to deposits made to our CRO for clinical trial expenses.

Cash used in operating activities for the six months ended June 30, 2025 was $13.7 million, consisting of net loss of $10.2 million adjusted for non-cash items, including a gain on the change in fair value of the warrant liabilities of $0.6 million offset by a $1.0 million charge for stock-based compensation expense. Additionally, we had outflows of $4.0 million due to a change in our net operating assets and liabilities from the year ended December 31, 2024, including a $4.4 million decrease in accounts payable and accrued expense primarily related to timing of payments and clinical trial expenses, partially offset by a $0.3 million decrease in prepaid expenses primarily related to decreased payments to our CRO due to the completion of the Phase 2 acute schizophrenia trial.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2026 was $0.1 million primarily related to $10.2 million in proceeds from the sales and maturities of marketable securities, partially offset by $9.7 million for purchases of marketable securities and $0.4 million for purchases of property and equipment primarily related to our office expansion,.

Cash provided by investing activities for the six months ended June 30, 2025 was $5.0 million primarily related to proceeds from the sale and maturities of marketable securities.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was approximately $93.8 million primarily related to the net proceeds from the private placement in February 2026.

There were no financing activities for the six months ended June 30, 2025.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, as we continue to advance LB-102 and any of our future product candidates through clinical trials, scale the organization in preparation for a commercial launch of LB-102, if approved, as well as additional costs associated with operating as a public company.

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $327.8 million, which does not include net proceeds from our $150.0 million private placement in July 2026. Based on our current plans, we believe that our existing cash, cash equivalents and marketable securities, including net proceeds from our private placement in July 2026, will be sufficient to meet our anticipated operating and capital expenditure requirements beyond the second quarter of 2029.

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

Contractual Obligations and Commitments

Leases

In May 2024, we entered into a new lease agreement for office space in New York, New York totaling approximately 8,900 square feet. The term of this lease commenced on June 21, 2024, which is the date we took control over the leased premises. The lease term continues through March 2032. In November 2025, we entered into an amendment to the lease agreement providing for the lease of approximately 4,600 square feet of additional office space. We determined the amendment for additional space should be treated as a separate lease and recorded a right-of-use asset of $1.4 million and corresponding lease liability of $1.8 million during the three months ended June 30, 2026. See Note 7 Leases to our unaudited condensed financial statements for more information regarding such leases.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act and the material weaknesses previously identified and further discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Remediation Plan for the Material Weaknesses

To remediate the deficiencies described above and prevent similar deficiencies in the future, we have continued to increase the number of resources (internal or third-party) dedicated to our accounting and finance team, including personnel with additional knowledge, experience, and training, to ensure we have adequate staff, to segregate key duties, and to comply with company policies and procedures. We have engaged a third-party provider to assist in designing and implementing internal control activities, including over information technology.

Although we continue the implementation of these remediation efforts, the material weaknesses will not be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Any actions we have taken or may take to remediate these deficiencies are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There were no other changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date. As a result, we are not profitable, have incurred substantial losses in each period since our inception, and we expect to incur significant losses for the foreseeable future. For the three and six months ended June 30, 2026, our net loss was approximately $51.6 million and $70.7 million, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $200.2 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of our pipeline, research and development, clinical trial costs, and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2026, we had $327.8 million of cash, cash equivalents and marketable securities. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will, in any event, require additional capital in order to complete clinical development of our current program. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:

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

Additionally, the containment of healthcare costs has become a priority of federal, state and foreign governments. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

As of June 30, 2026, we had 49 employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial, and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidate enters and advances through clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems and procedures, which may lead to significant costs and may divert management attention. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Our use and provision of AI-powered solutions could lead to operational or reputational damage, competitive harm, legal and regulatory risk and additional costs.

Our employees and personnel use AI technologies in the course of performing their work, and the disclosure and use of personal, confidential, or other proprietary data in AI technologies is subject to various laws and other obligations, including those related to third-party intellectual property, data privacy and information security, publicity, contractual or other rights.

Governments have passed and are likely to pass additional laws regulating AI. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to €35 million or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is higher. Certain of our activities subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws.

Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages. Our use of AI technologies and tools may inadvertently reduce our effectiveness and efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, standards and values, do not comply with our policies or procedures, harm our brand and reputation, or negatively impact the performance of our business.

Additionally, sensitive information of ours could be leaked, disclosed, or revealed as a result of or in connection with the use of AI technologies by our employees, clinical research organizations or vendors, including if sensitive information is used to train any third parties’ AI technology. Additionally, where an AI technology model ingests personal or sensitive data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Inadvertent disclosure of such information could result in adverse impact to our business, reputation and operations.

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

As of June 30, 2026, although we made significant improvement throughout the year and continue to onboard new resources, we have had limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with the preparation of our audited financial statements for the year ended December 31, 2025 and our unaudited condensed financial statements for the six months ended June 30, 2026, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and local laws that require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws that require the registration of pharmaceutical sales representatives.

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

Further, the current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct- to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. Legally mandated price controls on payment amounts by third-party payors or other restrictions could materially and adversely affect our business, financial condition, results of operations and prospects. We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in, among other things, more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could significantly harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products, if approved. Changes in regulations, statutes or the interpretation of existing regulations could also impact our business in the future by requiring, for example, changes to our manufacturing arrangements; additions or modifications to product labeling; the recall or discontinuation of our products; or additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

Based on the beneficial ownership of our common stock as of June 30, 2026, our directors and executive officers, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our outstanding common stock. These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We also are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. For as long as we qualify as a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our annual report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

We have incurred significant losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2025, we had federal net operating loss, or NOL, carryforwards of $70.3 million and state gross NOL carryforwards of $41.7 million. Certain federal NOL carryforwards, if not utilized, will begin to expire in 2036. Certain state NOL carryforwards are expected to begin to expire in 2036, although not all states conform to the federal NOL carryforward period and occasionally limit the use of NOLs for a period of time. As of December 31, 2025, we had federal research and development credits of approximately $4.9 million. Certain research and development credits, if not utilized, will expire between 2036 through 2045. Certain of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Internal Revenue Code of 1986, as amended, or the Code, federal NOL carryforwards arising in taxable years beginning after December 31, 2017 will not expire and may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is generally limited to no more than 80% of current year taxable income (with certain adjustments in such year).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the six months ended June 30, 2026 that were not registered under the Securities Act.

(a) Unregistered Sales of Equity Securities

During the six months ended June 30, 2026, warrants covering 71,393 shares were exercised for cash. During the six months ended June 30, 2026, 388 warrants were exercised on a cashless basis, resulting in the issuance of 382 shares of common stock. No cash proceeds were received by the Company in connection with these exercises.

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

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42831	3.1	September 12, 2025
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-289812	3.4	August 22, 2025
4.1	Form of Pre-Funded Warrant	8-K	001-42831	4.1	July 29, 2026
10.1	Separation and Consulting Agreement, dated June 8, 2026, by and between the Company and Anna Eramo, M.D.	8-K	001-42831	10.1	June 10, 2026
10.2	Form of Securities Purchase Agreement	8-K	001-42831	10.1	July 29, 2026
10.3	Form of Registration Rights Agreement	8-K	001-42831	10.2	July 29, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

LB Pharmaceuticals Inc

Date: August 11, 2026	By:	/s/ Heather Turner
Heather Turner
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Marc Panoff
Marc Panoff
Senior Vice President, Finance
(Principal Financial and Accounting Officer)