Form 10-Q
period 2026-09-30
LB PHARMACEUTICALS INC
filed 2026-11-05
CIK 1691082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

Commission File Number: 001-42831

LB Pharmaceuticals Inc

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1854347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Pennsylvania Plaza, Suite 1025 New York, NY	10119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 605-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	LBRX	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Registrant’s Common Stock outstanding as of November 3, 2026 was 32,363,040.

		Page

	Special Note Regarding Forward-Looking Statements	ii
	Risk Factors Summary	v

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2026 and December 31, 2025	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025	2
	Condensed Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2026 and 2025	3
	Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2026 and 2025	4
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 3.	Defaults Upon Senior Securities	87
Item 4.	Mine Safety Disclosures	87
Item 5.	Other Information	87
Item 6.	Exhibits	88
Signatures		89

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
•
the period over which we estimate our existing cash, cash equivalents and short-term investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LB Pharmaceuticals Inc

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$215,075	$250,173
Short-term investments	188,685	45,040
Prepaid expenses and other current assets	43,362	13,219
Total current assets	447,122	308,432
Operating lease right-of-use assets, net	3,310	2,151
Property and equipment, net	2,150	1,581
Restricted cash	788	770
Total assets	$453,370	$312,934
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,884	$2,127
Accrued expenses	22,410	4,585
Operating lease liabilities, current	956	730
Total current liabilities	30,250	7,442
Derivative liability – warrants	1,279	1,343
Operating lease liabilities, noncurrent	4,201	2,839
Total liabilities	35,730	11,624
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 32,269,691 and 25,299,372 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	3	3
Additional paid-in capital	677,433	430,667
Accumulated deficit	(259,251)	(129,528)
Accumulated other comprehensive (loss) income	(545)	168
Total stockholders’ equity	417,640	301,310
Total liabilities and stockholders’ equity	$453,370	$312,934

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$51,516	$2,419	$110,307	$8,261
General and administrative	10,982	2,827	28,211	8,273
Total operating loss	(62,498)	(5,246)	(138,518)	(16,534)
Non-operating income
Interest income	3,771	707	9,596	1,120
Realized gain on sale of short-term investments, net	3	—	3	119
(Loss) gain on change in fair value of derivative instruments	(342)	983	(804)	1,562
Total non-operating income	3,432	1,690	8,795	2,801
Loss before income tax	(59,066)	(3,556)	(129,723)	(13,733)
Income tax provision	—	—	—	—
Net loss	$(59,066)	$(3,556)	$(129,723)	$(13,733)
Net loss per share, basic and diluted	$(1.79)	$(0.61)	$(4.25)	$(6.26)
Weighted average shares outstanding used in calculating net loss per share, basic and diluted	33,080,348	5,806,862	30,504,318	2,195,199

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Condensed Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(59,066)	$(3,556)	$(129,723)	$(13,733)
Unrealized loss on short-term investments, net	(731)	(53)	(713)	(164)
Comprehensive loss	$(59,797)	$(3,609)	$(130,436)	$(13,897)

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock										Additional		Accumulated Other	Total
	Series Seed		Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity (Deficit)
Balance, December 31, 2024	295,467	$435	3,655,374	$6,179	301,119	$580	73,820,346	$107,065	251,655	$1	$9,657	$(104,323)	$111	$(94,554)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	634	—	—	634
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	(111)	(111)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,306)	—	(5,306)
Balance, March 31, 2025	295,467	$435	3,655,374	$6,179	301,119	$580	73,820,346	$107,065	251,655	$1	$10,291	$(109,629)	$—	$(99,337)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	335	—	—	335
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,871)	—	(4,871)
Balance, June 30, 2025	295,467	$435	3,655,374	$6,179	301,119	$580	73,820,346	$107,065	251,655	$1	$10,626	$(114,500)	$—	$(103,873)
Conversion of preferred stock to common stock	(295,467)	(435)	(3,655,374)	(6,179)	(301,119)	(580)	(73,820,346)	(107,065)	3,191,334	—	114,260	—	—	114,260
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	21,850,000	2	302,313	—	—	302,315
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	881	—	—	881
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	(53)	(53)
Shares issued upon exercise of options and warrants	—	—	—	—	—	—	—	—	6,113	—	247	—	—	247
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,556)	—	(3,556)
Balance, September 30, 2025	—	$—	—	$—	—	$—	—	$—	25,299,102	$3	$428,327	$(118,056)	$(53)	$310,221

Balance, December 31, 2025	—	$—	—	$—	—	$—	—	$—	25,299,372	$3	$430,667	$(129,528)	$168	$301,310
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,566	—	—	2,566
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	40	40
Shares issued upon exercise of options	—	—	—	—	—	—	—	—	209	—	3	—	—	3
Shares issued upon exercise of warrants	—	—	—	—	—	—	—	—	68,675	—	26	—	—	26
Issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	—	—	—	—	—	—	—	—	3,306,571	—	93,802	—	—	93,802
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,054)	—	(19,054)
Balance, March 31, 2026	—	$—	—	$—	—	$—	—	$—	28,674,827	$3	$527,064	$(148,582)	$208	$378,693
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,901	—	—	4,901
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	(22)	(22)
Shares issued upon exercise of options	—	—	—	—	—	—	—	—	3,136	—	47	—	—	47
Shares issued upon exercise of warrants	—	—	—	—	—	—	—	—	3,100	—	398	—	—	398
Issuance costs related to private placement	—	—	—	—	—	—	—	—	—	—	(67)	—	—	(67)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(51,603)	—	(51,603)
Balance, June 30, 2026	—	$—	—	$—	—	$—	—	$—	28,681,063	$3	$532,343	$(200,185)	$186	$332,347
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,671	—	—	3,671
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	(731)	(731)
Shares issued upon exercise of options	—	—	—	—	—	—	—	—	557	—	9	—	—	9
Shares issued upon exercise of warrants	—	—	—	—	—	—	—	—	10,511	—	504	—	—	504
Issuance of common stock and pre-funded warrants upon private placement, net of issuance costs	—	—	—	—	—	—	—	—	3,577,560	—	140,906	—	—	140,906
Net loss	—	—	—	—	—	—	—	—	—	—	—	(59,066)	—	(59,066)
Balance, September 30, 2026	—	$—	—	$—	—	$—	—	$—	32,269,691	$3	$677,433	$(259,251)	$(545)	$417,640

(1) Shares for the redeemable convertible preferred stock are not adjusted for the Reverse Stock Split detailed in Note 1 Business Overview.

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net loss	$(129,723)	$(13,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,138	1,850
Depreciation	303	236
Noncash lease expense	238	100
Realized gain on sale of short-term investments, net	(3)	(119)
(Accretion) amortization of (discounts) premium on investments, net	(441)	244
Loss (gain) on change in fair value of derivative instruments	804	(1,562)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,560)	(1,042)
Operating lease liabilities	(216)	(36)
Accrued interest on short-term investments	217	(168)
Accounts payable and accrued expenses	22,032	(2,875)
Net cash used in operating activities	(125,211)	(17,105)
Investing Activities
Purchases of property and equipment	(465)	(12)
Purchase of short-term investments	(166,143)	(44,836)
Proceeds from the sale of short-term investments	1,411	2,501
Maturities of short-term investments	20,600	2,500
Net cash used in investing activities	(144,597)	(39,847)
Financing Activities
Proceeds from initial public offering	—	327,750
Payment of issuance costs for initial public offering	—	(24,265)
Proceeds from issuance of common stock and pre-funded warrants in a private placement	250,000	—
Payment of issuance costs for private placement and shelf registration	(15,391)	—
Proceeds from exercise of options	59	247
Proceeds from exercise of warrants	60	—
Net cash provided by financing activities	234,728	303,732
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,080)	246,780
Cash, cash equivalents and restricted cash, beginning of period	250,943	23,476
Cash, cash equivalents and restricted cash, end of period	$215,863	$270,256
Supplemental disclosures of noncash investing and financing activities
Conversion of 78,072,306 shares of redeemable convertible preferred stock to common stock upon the closing of initial public offering	$—	$114,260
Unpaid deferred offering costs included in accounts payable and accrued expenses	$550	$1,170
Exercise of liability-classified warrants	$868	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,397	$—
Leasehold improvements paid by lessor	$407	$—

See accompanying notes to the unaudited condensed financial statements.

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

1. Business Overview

LB Pharmaceuticals Inc (the “Company” or “LB”) was incorporated under the laws of the State of Delaware in September 2015 and is headquartered in New York, New York.

The Company is a neuromedicines company dedicated to developing and commercializing high-impact therapies that address the multiple dimensions of underserved brain diseases. The Company’s growing pipeline leverages the broad therapeutic potential of the Company's lead product candidate, LB-102, which the Company believes has the opportunity to be the first benzamide antipsychotic drug approved for neuropsychiatric disorders in the United States. LB-102 is currently in late-stage clinical development for schizophrenia (pivotal Phase 3 NOVA-2 trial) and bipolar depression (Phase 2 ILLUMINATE-1 trial). Concurrently with the Phase 3 NOVA-2 trial, the Company is enrolling an outpatient, open label trial (NOVA-3) to accrue, along with other trials of LB-102, the requisite safety population required to support NDA submission as well as other clinical trials and non-clinical studies typically required by FDA to support an NDA approval. The Company is also planning to conduct a Phase 2 clinical trial evaluating LB-102 as an adjunctive treatment in major depressive disorder (“aMDD”) that is expected to initiate in early 2027. Additional pipeline expansion is planned for LB-102 in new indications with strong mechanistic rationale and validating clinical and real-world experience from amisulpride, potentially including negative symptoms of schizophrenia and Alzheimer’s disease agitation/psychosis. Based on ongoing engagement with FDA about a trial in predominantly negative symptoms of schizophrenia, the Company expects to provide an update about a potential trial design in the first quarter of 2027. The Company is also developing a long-acting injectable (“LAI”) formulation of LB-102, which may improve adherence, a common issue in patients with schizophrenia and bipolar disorder.

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

Private Placements

On February 4, 2026, the Company entered into a Securities Purchase Agreement with certain investors in connection with a private placement. Pursuant to the Securities Purchase Agreement, the Company agreed to issue (i) 3,306,571 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $21.17 per share and (ii) pre-funded warrants to purchase an aggregate of 1,417,107 shares of the Company’s common stock at a purchase price of $21.1699 per pre-funded warrant, which represents the $21.17 share price less the $0.0001 per share exercise price. The transaction closed on February

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

6, 2026 and resulted in aggregate gross proceeds of $100.0 million, consisting of approximately $70.0 million from the sale of the Company’s common stock and approximately $30.0 million from the sale of pre-funded warrants. Entities affiliated with Deep Track Capital, LP are beneficial owners of more than 10% of our common stock and participated in the February 2026 private placement, purchasing 472,369 pre-funded warrants at a purchase price of $21.1699 per pre-funded warrant.

On July 28, 2026, the Company entered into a Securities Purchase Agreement with certain investors in connection with a private placement. Pursuant to the Securities Purchase Agreement, the Company agreed to issue (i) 3,577,560 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $34.94 per share and (ii) pre-funded warrants to purchase up to 715,513 shares of the Company’s common stock at a purchase price of $34.9399 per pre-funded warrant, which represents the $34.94 per share price less the $0.0001 per share exercise price. The transaction closed on July 30, 2026 and resulted in aggregate gross proceeds of $150.0 million, consisting of approximately $125.0 million from the sale of the Company’s common stock and approximately $25.0 million from the sale of pre-funded warrants. Entities affiliated with Deep Track Capital, LP are beneficial owners of more than 10% of our common stock and participated in the July 2026 private placement, purchasing 286,205 pre-funded warrants at a purchase price of $34.9399 per pre-funded warrant.

Liquidity and Capital Resources

As of September 30, 2026, the Company had approximately $403.8 million of cash, cash equivalents and short-term investments and working capital of approximately $416.9 million. As of September 30, 2026, the Company had an accumulated deficit of $259.3 million. During the nine months ended September 30, 2026, the Company incurred a net loss of $129.7 million, and negative cash flows from operations of $125.2 million. The Company has incurred net losses and negative cash flows from operations since its inception and anticipates it will continue to incur net losses for the foreseeable future.

Historically, the Company funded its operations primarily through proceeds from issuances of redeemable convertible preferred stock, common stock and convertible notes. In September 2025, the Company completed its IPO as detailed above. In February 2026, the Company completed a private placement financing resulting in total gross proceeds of $100.0 million. Net proceeds were approximately $93.7 million, after deducting financial advisory fees and other financing costs. In July 2026, the Company completed an additional private placement financing resulting in total gross proceeds of $150.0 million. Net proceeds were approximately $140.9 million, after deducting financial advisory fees and other financing costs. The Company believes that its current capital resources, which consist of cash, cash equivalents and short-term investments, will be sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued based on its expected cash needs. As the Company continues to pursue its business plan, it expects to finance its operations through existing cash, cash equivalents, and short-term investments, equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. However, there can be no assurance that any additional financing or strategic arrangements will be available to the Company on acceptable terms, if at all.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by U.S. GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Summary of Significant Accounting Policies

The Company’s significant accounting policies and recent accounting pronouncements have not materially changed from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 except as noted below.

Segment Information

The Company operates as a single reportable segment in the development of novel therapies for the treatment of neuropsychiatric diseases, including schizophrenia. The Company has not generated revenues since inception. The Company’s

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

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

The following table presents the significant segment expenses regularly provided to the CODM and a reconciliation to net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

General and administrative expenses	$10,982	$2,827	$28,211	$8,273

Research and development expenses
Schizophrenia programs	36,394	25	73,635	512
Bipolar depression programs	2,753	57	8,425	57
Formulation and CMC	2,995	1,044	8,300	2,717
Preclinical and other direct expenses	4,029	6	6,017	123
Total direct research and development expenses	46,171	1,132	96,377	3,409
Personnel-related	4,720	837	12,054	3,154
Consulting and other	625	450	1,876	1,698
Total indirect and unallocated research and development expenses	5,345	1,287	13,930	4,852
Total research and development expenses	51,516	2,419	110,307	8,261
Total operating loss	(62,498)	(5,246)	(138,518)	(16,534)
Non-operating income	3,432	1,690	8,795	2,801
Net loss	$(59,066)	$(3,556)	$(129,723)	$(13,733)

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to provide disaggregated disclosures of certain income statement expense line items on an annual and interim basis, including the amounts of employee compensation, depreciation, amortization and depletion, and other specified cost categories included in each relevant expense caption. The guidance applies only to public business entities and is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its financial statement disclosures.

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (in thousands):

	As of September 30, 2026
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$207,759	$—	$—	$207,759
U.S. government securities	—	5,089	—	5,089
Corporate bonds	—	916	—	916
Total cash equivalents	207,759	6,005	—	213,764
Short-term investments
U.S. government securities	—	131,908	—	131,908
Corporate bonds	—	51,517	—	51,517
Commercial paper	—	5,260	—	5,260
Total short-term investments	—	188,685	—	188,685
Restricted cash
Certificate of deposit	—	788	—	788
Total restricted cash	—	788	—	788
Total assets	$207,759	$195,478	$—	$403,237
Liabilities
Derivative liability – warrants	—	1,229	50	1,279
Total liabilities	$—	$1,229	$50	$1,279

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

	As of December 31, 2025
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$249,393	$—	$—	$249,393
Total cash equivalents	249,393	—	—	249,393
Short-term investments
U.S. government securities	—	45,040	—	45,040
Total short-term investments	—	45,040	—	45,040
Restricted cash
Certificate of deposit	—	770	—	770
Total restricted cash	—	770	—	770
Total assets	$249,393	$45,810	$—	$295,203
Liabilities
Derivative liability – warrants	—	1,305	38	1,343
Total liabilities	$—	$1,305	$38	$1,343

Short-term Investments

The Company accounts for short-term investments held as “available-for-sale” in accordance with ASC 320, Investments-Debt Securities. The Company classifies these investments as current assets and carries them at fair value and accrued interest on short-term investments is included within short-term investments on the condensed balance sheets.

The fair value of the Company's short-term investments classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

Certificate of Deposit

The Company’s certificates of deposit are Level 2 instruments. The fair value of Level 2 instruments is estimated based on valuations obtained from third-party pricing services that utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs may include interest rate curves, foreign exchange rates, and credit ratings.

Warrants

The Company has issued warrants to investors in connection with prior equity financings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These warrants are required to be measured at fair value and presented as liabilities in the accompanying condensed balance sheets. As of September 30, 2026, the warrant liabilities include (i) nominal exercise price warrants, which are marked-to-market based on the period-end closing price of the Company's common stock and (ii) the New Series B Warrant, which has an exercise price of $41.83 and is valued using the Black-Scholes option pricing model, which includes unobservable inputs. The nominal exercise price warrants are classified within Level 2 of the fair value hierarchy. The New Series B Warrant is classified within Level 3. See Note 7 Equity for additional information.

For the three and nine months ended September 30, 2026, the change in the fair value of the warrant liabilities resulted in the recording of a loss on change in fair value of derivative instruments of $0.3 million and $0.8 million, respectively, in the accompanying condensed statements of operations, primarily related to the nominal exercise price warrants classified within Level 2. The loss related to the New Series B Warrant classified within Level 3 was immaterial. For the three and nine months ended September 30, 2025, the change in the fair value of the warrant liabilities resulted in the recording of a gain on change in fair value of derivative instruments of $1.0 million and $1.6 million, respectively, in the accompanying condensed statements of operations. During the three and nine months ended September 30, 2025, all warrant liabilities were classified within Level 3 of the fair value hierarchy. During the year ended December 31, 2025, the Company transferred the nominal exercise price warrants from Level 3 to Level 2 within the fair value hierarchy as the warrants became mark-to-market instruments based on

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

the period-end closing price of the Company's common stock following the IPO. Transfers between levels are recognized at the beginning of the reporting period in which the transfer occurs.

The change in the warrant liabilities for the nine months ended September 30, 2026 was (in thousands):

Warrants
Balance December 31, 2025	$1,343
Exercise of warrants	(868)
Loss due to change in fair value	804
Balance September 30, 2026	$1,279

During the three and nine months ended September 30, 2026, there were no transfers of instruments between Level 1, 2 and 3 in the fair value hierarchy.

There are uncertainties on the fair value measurement of the instruments classified under Level 3 due to the use of unobservable inputs and interrelationships between these unobservable inputs, which could result in higher or lower fair value measurements.

4. Cash Equivalents, Short-term Investments and Restricted Cash

The Company classifies as cash equivalents its investments in U.S. government money market funds and in U.S. Treasury and corporate debt securities with original maturities of three months or less at the date of purchase. Short-term investments consist of U.S. government securities, corporate bonds and commercial paper with original maturities of more than three months, all of which are classified as available-for-sale. Certificates of deposit held as collateral are classified as restricted cash. The following table summarizes these balances (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash equivalents
Money market funds	$207,759	$—	$—	$207,759
U.S. government securities	5,090	—	(1)	5,089
Corporate bonds	917	—	(1)	916
Total cash equivalents	213,766	—	(2)	213,765
Short-term investments
U.S. government securities	132,312	—	(404)	131,908
Corporate bonds	51,647	1	(131)	51,517
Commercial paper	5,269	—	(9)	5,260
Total short-term investments	189,228	1	(544)	188,685
Restricted cash
Certificate of deposit	788	—	—	788
Total restricted cash	788	—	—	788
Total cash equivalents, short-term investments and restricted cash	$403,782	$1	$(546)	$403,238

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash equivalents
Money market funds	$249,393	$—	$—	$249,393
Total cash equivalents	249,393	—	—	249,393
Short-term investments
U.S. government securities	44,872	168	—	45,040
Total short-term investments	44,872	168	—	45,040
Restricted cash
Certificate of deposit	770	—	—	770
Total restricted cash	770	—	—	770
Total cash equivalents, short-term investments and restricted cash	$295,035	$168	$—	$295,203

As of September 30, 2026, all of the Company's available-for-sale debt securities, including those classified as cash equivalents, in an unrealized loss position had been in a continuous unrealized loss position for less than 12 months, and no allowance for credit losses has been recorded. As of December 31, 2025, none of the Company's short-term investments were in an unrealized loss position.

For the three and nine months ended September 30, 2026, the net unrealized holding loss on short-term investments included in accumulated other comprehensive income was $0.7 million for both periods, and less than $0.1 million of gains were reclassified out of accumulated other comprehensive income into earnings upon the sale of short-term investments during the periods. For the three and nine months ended September 30, 2025, the net unrealized holding loss on short-term investments included in accumulated other comprehensive income was $0.1 million and $0.2 million, respectively, and gains of zero and $0.1 million, respectively, were reclassified out of accumulated other comprehensive income into earnings upon the sale of short-term investments.

The following table presents the fair value and gross unrealized losses of available-for-sale debt securities, including those classified as cash equivalents, that were in an unrealized loss position for which an allowance for credit losses has not been recorded (in thousands):

	As of September 30, 2026
	Fair Value	Unrealized Losses
U.S. government securities	$136,997	$(405)
Corporate bonds	47,637	(132)
Commercial paper	5,260	(9)
Total	$189,894	$(546)

As of September 30, 2026, the unrealized losses on available-for-sale debt securities, including those classified as cash equivalents, of $0.5 million are primarily due to changes in market interest rates since purchase rather than credit deterioration. No allowance for credit losses has been recorded as these investments are high credit quality, investment grade securities that the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, prior to recovery of their amortized cost basis.

The following table presents the contractual maturities of available-for-sale debt securities, including those classified as cash equivalents (in thousands):

	As of September 30, 2026
	Amortized Cost	Fair Value
Due within one year	$174,818	$174,345
Due after one year through five years	20,417	20,345
Total	$195,235	$194,690

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

A reconciliation of the cash, cash equivalents and restricted cash reported in the condensed balance sheets that sum to the total of the amounts shown in the condensed statements of cash flows is as follows (in thousands):

	As of September 30, 2026	As of December 31, 2025
Cash and cash equivalents	$215,075	$250,173
Restricted cash	788	770
Total cash, cash equivalents and restricted cash	$215,863	$250,943

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Leasehold improvements	$1,983	$1,491
Computer equipment	248	130
Office furniture	642	380
Property and equipment	2,873	2,001
Less: Accumulated depreciation	(723)	(420)
Total property and equipment, net	$2,150	$1,581

6. Prepaid Expenses and Other Current Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
CRO advances and prepaid clinical trial expenses	$38,694	$11,507
Other prepaid expenses and other current assets	4,668	1,712
Total prepaid expenses and other current assets	$43,362	$13,219

Accrued expenses consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Accrued CRO costs	$15,331	$1,324
Accrued research and development costs	1,191	449
Accrued compensation costs	3,330	1,680
Accrued professional and consulting costs	1,849	350
Accrued termination benefits and other accrued costs	709	782
Total accrued expenses	$22,410	$4,585

7. Equity

The Company’s Amended and Restated Certificate of Incorporation designates and authorizes the Company to issue up to 510.0 million shares, consisting of: (i) 500.0 million shares of common stock, par value $0.0001 per share; and (ii) 10.0 million shares of preferred stock, par value $0.0001 per share.

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

Redeemable Convertible Preferred Stock

The Company's redeemable convertible preferred stock was converted to common stock in connection with the IPO in September 2025.

Common Stock

All issued shares of common stock are entitled to vote on a one share/one vote basis.

Warrants

The Company has issued warrants to investors in connection with prior equity financings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. See Note 3 Fair Value Measurements for liability-classified warrant activity during the nine months ended September 30, 2026.

Private Placements and Pre-Funded Warrants

On February 4, 2026, the Company entered into a Securities Purchase Agreement with certain investors in connection with a private placement. Pursuant to the agreement, the Company agreed to issue (i) 3,306,571 shares of its common stock, par value $0.0001 per share, at a purchase price of $21.17 per share and (ii) pre-funded warrants to purchase an aggregate of 1,417,107 shares of common stock at a purchase price of $21.1699 per pre-funded warrant, which represents the $21.17 share price less the $0.0001 per share exercise price. The transaction closed on February 6, 2026 and resulted in aggregate gross proceeds of approximately $100.0 million, consisting of approximately $70.0 million from the sale of common stock and approximately $30.0 million from the sale of pre-funded warrants. Entities affiliated with Deep Track Capital, LP are beneficial owners of more than 10% of our common stock and participated in the February 2026 private placement, purchasing 472,369 pre-funded warrants at a purchase price of $21.1699 per pre-funded warrant.

On July 28, 2026, the Company entered into a Securities Purchase Agreement with certain investors in connection with a private placement. Pursuant to the Securities Purchase Agreement, the Company agreed to issue (i) 3,577,560 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $34.94 per share and (ii) pre-funded warrants to purchase up to 715,513 shares of the Company’s common stock at a purchase price of $34.9399 per pre-funded warrant, which represents the $34.94 per share price less the $0.0001 per share exercise price. The transaction closed on July 30, 2026 and resulted in aggregate gross proceeds of $150.0 million, consisting of approximately $125.0 million from the sale of the Company’s common stock and approximately $25.0 million from the sale of pre-funded warrants. Entities affiliated with Deep Track Capital, LP are beneficial owners of more than 10% of our common stock and participated in the July 2026 private placement, purchasing 286,205 pre-funded warrants at a purchase price of $34.9399 per pre-funded warrant.

For each private placement the Company determined that the pre-funded warrants meet the conditions for equity classification and, accordingly, recorded the pre-funded warrants in permanent equity within additional paid-in capital. The common stock issued in the transaction was also recorded in permanent equity. Direct and incremental offering costs related to the transaction were recorded as a reduction of additional paid-in capital.

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

In connection with the private placements, the Company also entered into registration rights agreements with the investors. Pursuant to the registration rights agreement related to the private placement on February 4, 2026, the Company filed a registration statement on Form S-1 (File No. 333-294900) on April 6, 2026 (the “S-1 Registration Statement”), which was declared effective by the SEC on April 14, 2026, covering the resale of the Registrable Securities (as such term is defined in the Securities Purchase Agreement). In connection with the private placement on July 28, 2026, the Company filed a registration statement on Form S-3ASR (File No. 333-299235) on October 1, 2026 (the “S-3 Registration Statement”), which became automatically effective upon filing. The S-3 Registration Statement also registered any and all unsold or unissued shares of common stock by the selling stockholders under the S-1 Registration Statement. Upon the effectiveness of the S-3 Registration Statement, the Company filed a post-effective amendment and terminated any and all offerings of the Company’s securities pursuant to the S-1 Registration Statement.

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

8. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(59,066)	$(3,556)	$(129,723)	$(13,733)
Weighted average shares outstanding used in calculating net loss per share, basic and diluted (1)	33,080,348	5,806,862	30,504,318	2,195,199
Net loss per share, basic and diluted	$(1.79)	$(0.61)	$(4.25)	$(6.26)

(1)
Included within weighted average shares of common stock outstanding for the three and nine months ended September 30, 2026 are 36,923 and 54,366 shares of common stock issuable upon the exercise of nominal exercise price warrants, respectively. Included within weighted average shares of common stock outstanding for the three and nine months ended September 30, 2025 are 113,873 and 113,960 shares of common stock issuable upon the exercise of nominal exercise price warrants, respectively. Additionally, included within weighted average common shares outstanding for the three and nine months ended September 30, 2026 are 1,907,078 and 1,395,354 shares of common stock issuable upon the exercise of pre-funded warrants issued in connection with the Company’s February 2026 and July 2026 private placements at an exercise price of $0.0001 per share. The pre-funded warrants are exercisable at any time for nominal consideration and are therefore included in basic and diluted weighted average shares outstanding from the date of issuance. Per ASC 260, Earnings Per Share, the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s potentially dilutive securities, which consist primarily of stock options, have been excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive impact. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potentially dilutive shares, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share (in thousands):

	September 30, 2026	September 30, 2025
Restricted stock – unvested (1)	—	7
Common stock warrants	3	4
Stock options	3,419	2,249
Total potentially dilutive shares	3,422	2,260

(1) As of September 30, 2026, there were 23 unvested restricted stock awards.

9. Stock-Based Compensation

The Company uses equity-based compensation programs to provide long-term performance incentives for its employees, directors and consultants. These incentives consist primarily of stock options and restricted stock grants.

In January 2017 and October 2018, the Company's Board of Directors approved the LB Pharmaceuticals Inc 2017 Stock Incentive Plan ("2017 Plan") and the LB Pharmaceuticals Inc 2018 Stock Incentive Plan ("2018 Plan"), respectively. No additional awards will be granted under the 2017 Plan or the 2018 Plan. As of both September 30, 2026 and December 31, 2025, there were 2,150 and 20,234 shares outstanding under the 2017 Plan and 2018 Plan, respectively.

In August 2023, the Company's Board of Directors approved the LB Pharmaceuticals Inc 2023 Stock Incentive Plan ("2023 Plan"). No additional awards will be granted under the 2023 Plan. As of September 30, 2026 and December 31, 2025, there were 385,020 and 397,385 shares outstanding under the 2023 Plan, respectively.

In September 2025, the Company’s stockholders approved the LB Pharmaceuticals Inc 2025 Equity Incentive Plan (“2025 Plan”). The 2025 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Initially, the maximum number of shares issuable under the 2025 Plan was 2,907,335 shares. In addition, the number of shares reserved for issuance under the 2025 Plan will increase on January 1 of

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

each calendar year, beginning on January 1, 2026 and continuing through January 1, 2035, by an amount equal to 5% of the total number of fully diluted shares outstanding on December 31 of the immediately preceding year, or a lesser number of shares as determined by the Board of Directors. On January 1, 2026, the shares reserved for issuance under the 2025 Plan increased by 1,400,197 shares pursuant to this provision. The maximum number of shares of common stock that may be issued upon the exercise of incentive stock options under the 2025 Plan is 8,722,005. As of September 30, 2026 and December 31, 2025, there were 2,336,948 and 1,882,871 shares outstanding under the 2025 Plan, respectively, and 1,559,995 and 605,412 shares were available for future issuance, respectively.

During the year ended December 31, 2025, the Company granted employees 285,000 stock options as an inducement material to the acceptance of an offer of employment in accordance with Nasdaq Listing Rule 5635(c)(4). During the nine months ended September 30, 2026, the Company granted employees an additional 390,000 stock options as inducements under Nasdaq Listing Rule 5635(c)(4). On March 26, 2026, the Company filed a registration statement on Form S-8 to register 600,000 shares of common stock underlying the inducement awards.

Stock Options

The stock options granted in the nine months ended September 30, 2026 and 2025 vest based on one of the following schedules: (i) 25% on the first anniversary of grant date with the remaining 75% to vest in 36 equal monthly installments thereafter through the fourth anniversary of the grant date, (ii) vesting in three equal annual installments through the third anniversary for certain independent board member grants, or (iii) 100% vesting on the first anniversary of the grant date for certain independent board member grants. All stock options expire ten years from the grant date. The assumptions used to determine the fair value of stock options granted were as follows:

	September 30, 2026	September 30, 2025
Expected life of options (in years)	5.50 - 6.07	5.83 - 6.25
Risk-free interest rate	3.81 - 4.80%	3.67 - 4.42%
Expected volatility	92.7 - 101.4%	76.5 - 86.7%
Dividends	$—	$—
Fair value of common stock	$20.73 - 46.25	$15.79 - 35.14

A summary of the Company’s stock option activity and related information is as follows (in thousands, except per share and contractual term data):

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	2,588	$15.77	9.46	$17,235
Granted	981	27.91
Exercised	(4)	15.00
Forfeited	(146)	15.60
Balance at September 30, 2026	3,419	$19.26	8.71	$66,443
Options vested and expected to vest as of September 30, 2026	3,419	$19.26	8.71
Options exercisable as of September 30, 2026	729	$15.68	7.18

The weighted average grant date fair value of the stock options granted during the nine months ended September 30, 2026 was $21.88. The Company granted 1.8 million stock options during the nine months ended September 30, 2025 at a weighted average grant date fair value of $10.72.

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

During the three and nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense related to stock options as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$763	$113	$3,130	$357
General and administrative	2,870	767	7,969	1,490
Total stock-based compensation	$3,633	$880	$11,099	$1,847

As of September 30, 2026, there was $39.0 million unrecognized stock-based compensation expense which is expected to be recognized over a weighted average period of 2.95 years. There were less than 0.1 million stock options exercised during the three and nine months ended September 30, 2025. There were less than 0.1 million stock options forfeited during the three and nine months ended September 30, 2025.

There were no realized tax benefits for the three and nine months ended September 30, 2026 and 2025.

Restricted Stock

The Company did not grant any restricted stock during the three and nine months ended September 30, 2026 and 2025.

Restricted stock awards vest over the period in which the related services are rendered, which may range from immediate vesting to up to 36 months. Certain awards alternatively vested upon the consummation of the Company’s first underwritten public offering under the Securities Act of 1933, or on the six month anniversary of the public offering.

A summary of the Company’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance at December 31, 2025	6,647	$11.15
Granted	—
Vested	(6,624)	12.15
Unvested balance as of September 30, 2026	23	$23.15

During the three and nine months ended September 30, 2026 and 2025, the Company recognized an immaterial amount of stock-based compensation related to restricted stock. As of September 30, 2026, the Company had an immaterial amount of unrecognized compensation expense related to such shares.

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

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

reduction in the level of required service and as a result, determined the fair market value of these outstanding stock options as of the modification date using the Black-Scholes option-pricing model and recorded a one-time expense of $0.8 million, included in general and administrative expenses in the accompanying unaudited condensed statements of operations.

2025 Employee Stock Purchase Plan

In September 2025, the Company adopted the 2025 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s IPO. A total of 201,000 shares of common stock were initially reserved for issuance under the ESPP. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 280,039 shares as a result of the automatic increase provision of the ESPP. The Company may hold one or more offering periods each year during which employees will be able to purchase shares under the ESPP through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is no less than the lesser of 85% of the closing price of the Company's common stock on the offering date or on the applicable purchase date. No shares were issued under the ESPP during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, the Company recognized an immaterial amount of stock-based compensation related to the ESPP.

10. Restructuring

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

The Company's former chief executive officer (the "Former CEO") previously entered into a separation and consulting agreement pursuant to which the Former CEO is entitled to termination benefits until June 30, 2026. The Company recorded payments of $0.3 million during the nine months ended September 30, 2026.

On June 8, 2026, the Company’s Former CMO entered into the Transition Agreement, pursuant to which the Former CMO resigned from her role as of June 15, 2026 and agreed to continue to provide services as a consultant through September 15, 2026. Under the Transition Agreement, the Former CMO is entitled to termination benefits until June 15, 2027 in the form of continuation of base salary in the same amount in effect as of June 15, 2026 and the payment of monthly premiums for healthcare coverage. Also, provided that the Former CMO continues to provide consulting services to the Company as a consultant through September 15, 2026, the Former CMO is entitled to a cash bonus equal to the product of the Former CMO’s target annual bonus opportunity (as defined in the Former CMO’s original employment agreement) for calendar year 2026 and the percentage of the year the Former CMO was an employee of the Company during 2026. The Company recorded $0.7 million of termination benefits in research and development expense in the accompanying unaudited condensed statements of operations.

During the nine months ended September 30, 2026, the Company entered into separation agreements with three additional employees providing termination benefits, including the continuation of base salary and monthly healthcare premiums, with all payments to be completed by October 15, 2026. The Company recognized $0.3 million of expense associated with these separation agreements during the nine months ended September 30, 2026, included in research and development expenses in the accompanying unaudited condensed statements of operations.

The following table provides a reconciliation of the beginning and ending liability balances for the nine months ended September 30, 2026 (in thousands):

Balance, December 31, 2025	$515
Termination benefit expense	967
Cash payments	(1,037)
Balance, September 30, 2026	$445

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

11. Commitments and Contingencies

Contractual Obligations

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

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business. The Company records accruals for such loss contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company, in accordance with this guidance, does not recognize gain contingencies until realized. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation, and does not have contingency reserves established for any litigation liabilities as of September 30, 2026.

Leases

The Company’s only leases are for office space and are classified as operating leases on the condensed balance sheets.

In May 2024, the Company entered into a lease agreement for office space in New York, New York totaling approximately 8,900 square feet that continues through March 2032. In November 2025, the Company entered into an amendment to the lease agreement providing for approximately 4,600 square feet of additional office space through March 2032. The Company determined the amendment for additional space should be accounted for as a separate lease and recognized a right-of-use asset of $1.4 million and corresponding lease liability of $1.8 million during the second quarter of 2026 in connection with lease commencement.

The Company's real estate lease agreements include variable payments that are passed through by the landlord, such as insurance, taxes, and common area maintenance, and payments based on the usage of the asset. Pass-through charges and payments due to changes in usage of the asset are included within variable rent expenses and are not material. The Company’s lease agreements do not contain material residual value guarantees, restrictions, or covenants. Operating leases are recognized over the lease term and included in general and administrative expenses in the accompanying condensed statements of operations. Variable lease expenses are recognized in general and administrative expenses in the accompanying condensed statements of operations as incurred.

The components of lease expense were as follows for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$222	$133	$573	$401
Variable lease expense	5	6	7	21
Total lease expense	$227	$139	$580	$422

LB Pharmaceuticals Inc

Notes to Condensed Financial Statements

(Unaudited)

Supplemental balance sheet information related to operating leases as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	5.5	6.3
Weighted average discount rate	9.6%	9.6%

Other information related to operating leases for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$183	$183	$548	$338

As of September 30, 2026, future minimum commitments under operating leases were as follows (in thousands):

Year Ending December 31,	As of September 30, 2026
2026 (remaining period)	$254
2027	1,161
2028	1,195
2029	1,214
2030	1,252
Thereafter	1,565
Total future lease payments	$6,641
Less: imputed interest	(1,484)
Present value of lease payments	$5,157

Royalty Agreements

Pursuant to Amended and Restated Royalty Participation Agreements entered into in August 2023, for which no consideration was received, the Company is obligated to pay certain investors, co-founders, and current and former directors and executive officers royalties on worldwide net sales of LB-102 in perpetuity, whether such sales are made by the Company or a licensee. As of September 30, 2026 and December 31, 2025, current and former directors and executive officers and their affiliates held 1.13% of these royalty interests. No royalties have been paid or accrued for any period presented, no amounts were due to any holder at either date, and no liability has been recorded because LB-102 is not approved and has no net sales. The amount of any future payments cannot be estimated as it depends on future net sales.

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

Overview

We are a neuromedicines company dedicated to developing and commercializing high-impact therapies that address the multiple dimensions of underserved brain diseases. Our growing pipeline leverages the broad therapeutic potential of our lead product candidate, LB-102, which we believe has the opportunity to be the first benzamide antipsychotic drug approved for neuropsychiatric disorders in the United States. LB-102 is currently in late-stage clinical development for schizophrenia (pivotal Phase 3 NOVA-2 trial) and bipolar depression (Phase 2 ILLUMINATE-1 trial). Concurrently with the Phase 3 NOVA-2 trial, we are enrolling an outpatient, open label trial (NOVA-3) to accrue, along with other trials of LB-102, the requisite safety population required to support NDA submission as well as other clinical trials and non-clinical studies typically required by FDA for an NDA approval.

We are also planning to conduct a Phase 2 clinical trial evaluating LB-102 as an adjunctive treatment in major depressive disorder (“aMDD”). Additional pipeline expansion is planned for LB-102 in new indications with strong mechanistic rationale and validating clinical and real-world experience from amisulpride, potentially including negative symptoms of schizophrenia (with potential for trial initiation in the second half of 2027, subject to regulatory feedback and other factors) and Alzheimer’s disease agitation/psychosis. Based on ongoing engagement with FDA about a trial in predominantly negative symptoms of schizophrenia, we expect to provide an update about a potential trial design in the first quarter of 2027. We are also developing a long-acting injectable (“LAI”) formulation of LB-102, which may improve adherence, a common issue in patients with schizophrenia and bipolar disorder. LB-102 is a new chemical entity and a structural modification of amisulpride, a second-generation antipsychotic drug approved in over 50 countries. Amisulpride is not available in the United States because the development and regulatory requirements of the U.S. Food and Drug Administration (“FDA”), for amisulpride were incompatible with patent coverage on the drug. Amisulpride is a generic drug that has been extensively used in clinical practice following its initial approval in France in the 1980s, generating at least two million monthly prescriptions in 2023 in a subset of 16 continental European countries. Among these European prescriptions for amisulpride, our data suggest that approximately 60% are for schizophrenia and schizoaffective disorders and approximately 20% are for mood disorders and the remainder are for anxiety and a variety of other indications.

We designed LB-102 to address the limitations of amisulpride with the aim of creating a product candidate with the potential for a differentiated therapeutic profile and strong intellectual property protection. We believe LB-102’s mechanism of action, data from our Phase 2 trial (NOVA-1) of LB-102 in acute schizophrenia, and the heritage of clinical and real-world experience with amisulpride support the continued development of LB-102 in both psychosis and mood disorders.

We believe that LB-102, if approved, can become a mainstay of psychiatric practice by offering a potentially attractive alternative to branded and generic therapeutics for the treatment of schizophrenia, bipolar depression, adjunctive MDD and other neuropsychiatric diseases, given the compelling balance of clinical activity, tolerability and simplicity of use observed to date.

The U.S. market for branded antipsychotic drugs was approximately $12 billion as of 2025. Antipsychotics that have expanded beyond schizophrenia into mood disorder indications have realized substantial increases in revenue. Despite the widespread use of generic antipsychotic drugs, several of these branded drugs each generate U.S. sales greater than $1 billion annually, with some approaching between $2 billion to $4 billion in annual U.S. sales. Additionally, while available therapeutics to treat schizophrenia, bipolar depression, MDD, and other neuropsychiatric diseases demonstrate clinical benefit, a significant unmet need remains for a treatment that delivers a more favorable risk–benefit profile by balancing tolerability with rapid onset and sustained, clinically meaningful efficacy with simple to use, with once-daily dosing. This includes addressing – across both psychosis and mood disorders – persistent residual symptoms such as anhedonia and cognitive impairment that continue to impact functioning despite available therapies, underscoring the opportunity for improvement in the management of these conditions.

Our current pipeline is summarized below:

Since our inception in 2015, we have devoted substantially all of our resources to the research and development of LB-102 by conducting clinical trials and preclinical studies and recruiting management and technical staff to support these operations. To date, we have funded our operations primarily through the aggregate gross proceeds from the sales of our redeemable convertible preferred stock, common stock, convertible notes, the proceeds of our initial public offering (“IPO”) and proceeds from our private placements. On September 12, 2025, we closed the IPO and issued 21,850,000 shares of common stock at a price to the public of $15.00 per share, including 2,850,000 shares issued upon the exercise in full of the underwriters’ over-allotment option to purchase additional shares. We received gross proceeds of $327.8 million. Net proceeds were $302.3 million, after deducting underwriting commissions and other offering costs totaling $25.4 million. In February 2026, we received gross proceeds of approximately $100.0 million from a private placement. Net proceeds were approximately $93.7 million, after deducting financial advisory and other financing costs. In July 2026, we received gross proceeds of approximately $150.0 million from an additional private placement. Net proceeds were approximately $140.9 million, after deducting financial advisory and other financing costs.

We have not generated any revenue from product sales and we have incurred recurring losses since our inception. Our net losses were $129.7 million and $13.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $259.3 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially with our ongoing activities, particularly as we:

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

We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing, and distribution. As a result, we will need substantial additional funding to support our operating activities as we advance our product candidates through clinical development, seek regulatory approval, and if our product candidates are approved, proceed to commercialization. Until such time, if ever, as we can generate substantial revenue from product sales to support our cost structure, we expect to finance our operating activities through a combination of public or private sales of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all.

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

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $403.8 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements beyond the second quarter of 2029. See “Liquidity and Capital Resources” for further information.

Royalty Agreements

Pursuant to Amended and Restated Royalty Participation Agreements entered into in August 2023, for which no consideration was received, we are obligated to pay certain investors, co-founders, and current and former directors and executive officers royalties on worldwide net sales of LB-102 in perpetuity, whether such sales are made by us or a licensee. As of September 30, 2026 and December 31, 2025, current and former directors and executive officers and their affiliates held 1.13% of these royalty interests.

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

We expect our research and development expenses to increase substantially for the foreseeable future as we advance LB-102 and any of our future product candidates into and through later stage clinical trials, pursue regulatory approval of our product candidates, build our operational capabilities, and expand our pipeline of product candidates.

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
•
professional fees for legal, patent, compliance, regulatory, accounting and audit, information technology, and tax related services;
•
consulting services including fees paid to our board of directors;
•
director and officer insurance costs; and
•
other expenses including travel expenses, rent expense, and other operating costs.

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

Non-operating Income

Non-operating income consists primarily of interest income on our cash and cash equivalents and short-term investments, and non-cash changes in the fair value of our outstanding warrant liabilities.

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	(Unaudited) Three Months Ended September 30,			(Unaudited) Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses
Research and development	$51,516	$2,419	$49,097	$110,307	$8,261	$102,046
General and administrative	10,982	2,827	8,155	28,211	8,273	19,938
Total operating loss	(62,498)	(5,246)	(57,252)	(138,518)	(16,534)	(121,984)
Non-operating income
Interest income	3,771	707	3,064	9,596	1,120	8,476
Realized gain on sale of short-term investments, net	3	—	3	3	119	(116)
(Loss) gain on change in fair value of derivative instruments	(342)	983	(1,325)	(804)	1,562	(2,366)
Total non-operating income	3,432	1,690	1,742	8,795	2,801	5,994
Loss before income tax	(59,066)	(3,556)	(55,510)	(129,723)	(13,733)	(115,990)
Income tax provision	—	—	—	—	—	—
Net loss	$(59,066)	$(3,556)	$(55,510)	$(129,723)	$(13,733)	$(115,990)

Revenue

We generated no revenue during the three and nine months ended September 30, 2026 and 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	(Unaudited) Three Months Ended September 30,			(Unaudited) Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Direct research and development expenses
Schizophrenia programs	$36,394	$25	$36,369	$73,635	$512	$73,123
Bipolar depression programs	2,753	57	2,696	8,425	57	8,368
Formulation and CMC	2,995	1,044	1,951	8,300	2,717	5,583
Preclinical and other direct expenses	4,029	6	4,023	6,017	123	5,894
Indirect and unallocated expenses
Personnel-related	4,720	837	3,883	12,054	3,154	8,900
Consulting and other	625	450	175	1,876	1,698	178
Total research and development expenses	$51,516	$2,419	$49,097	$110,307	$8,261	$102,046

Research and development expenses were $51.5 million for the three months ended September 30, 2026, compared to $2.4 million for the three months ended September 30, 2025. The increase of $49.1 million was primarily due to: (i) a $36.4 million increase in clinical trial expenses primarily related to our Phase 3 trial of LB-102 in the treatment of patients with acute schizophrenia; (ii) a $2.7 million increase related to the conduct of our Phase 2 trial of LB-102 in the treatment of patients with bipolar depression; (iii) a $2.0 million increase in expenses related to the formulation and production of LB-102 for use in our active and planned clinical trials; (iv) a $4.0 million increase in preclinical and other direct expenses primarily related to start-up costs for our Phase 2 trial in the adjunctive treatment of MDD and other costs related to LB-102; and (v) a $3.9 million increase in personnel-related expenses primarily due to an increase in headcount.

Research and development expenses were $110.3 million for the nine months ended September 30, 2026, compared to $8.3 million for the nine months ended September 30, 2025. The increase of $102.0 million was primarily due to: (i) a $73.1 million increase in clinical trial expenses primarily related to our Phase 3 trial of LB-102 in the treatment of patients with acute schizophrenia; (ii) an $8.4 million increase related to the conduct of our Phase 2 trial of LB-102 in the treatment of patients with bipolar depression; (iii) a $5.6 million increase in expenses related to the formulation and production of LB-102 for use in our active and planned clinical trials; (iv) a $5.9 million increase in preclinical and other direct expenses primarily related to start-up costs for our Phase 2 trial in the adjunctive treatment of MDD and other costs related to LB-102; and (v) a $8.9 million increase in personnel-related expenses primarily due to an increase in headcount, an increase in termination benefits, and an increase in stock compensation expense related to an option modification.

General and Administrative Expenses

General and administrative expenses were $11.0 million for the three months ended September 30, 2026, compared to $2.8 million for the three months ended September 30, 2025. The increase of $8.2 million was primarily due to: (i) a $2.1 million increase in stock-based compensation expense primarily related to stock options granted and repriced in connection with the IPO and new hire grants; (ii) a $2.9 million increase in personnel-related expenses primarily due to an increase in headcount; (iii) a $0.9 million increase in professional fees, including accounting and legal fees partially related to costs associated with being a public company; (iv) a $1.4 million increase in consulting fees primarily related to brand and strategy consulting; and (v) a $0.3 million increase in public company expenses including D&O insurance.

General and administrative expenses were $28.2 million for the nine months ended September 30, 2026, compared to $8.3 million for the nine months ended September 30, 2025. The increase of $19.7 million was primarily due to: (i) a $6.5 million increase in stock-based compensation expense primarily related to stock options granted and repriced in connection with our IPO, new hire grants and an option modification; (ii) a $6.5 million increase in personnel-related expenses primarily due to an increase in headcount; (iii) a $2.8 million increase in professional fees, including accounting and legal fees partially related to costs associated with being a public company; (iv) a $2.7 million increase in consulting fees primarily related to brand and strategy consulting; and (v) a $1.1 million increase in public company expenses including D&O insurance.

Non-operating Income

Non-operating income was $3.4 million for the three months ended September 30, 2026, compared to non-operating income of $1.7 million for the three months ended September 30, 2025. The increase of $1.7 million was primarily due to a $3.1 million increase in interest income as a result of higher cash balances in interest-bearing accounts in 2026, partially offset by a $1.3 million increase in loss on the change in fair value of derivative instruments when compared to the prior year comparable period.

Non-operating income was $8.8 million for the nine months ended September 30, 2026, compared to $2.8 million for the nine months ended September 30, 2025. The increase of $6.0 million was primarily due to an $8.5 million increase in interest income as a result of higher cash balances in interest-bearing accounts in 2026, partially offset by a $2.4 million decrease in gain on change in fair value of derivative instruments when compared to the prior year comparable period.

Liquidity and Capital Resources

As of September 30, 2026, we had $403.8 million of cash, cash equivalents and short-term investments. We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. Until required for use in our business, we typically invest our cash, in accordance with our investment policy, in money market funds and fixed income securities including U.S. treasury bills and government securities. We attempt to minimize credit risk related to our cash and cash equivalents and short-term investments by maintaining a well-diversified portfolio that limits the amount of exposure as to maturity and investment type.

In February 2026, we completed a private placement pursuant to which we issued and sold to certain investors an aggregate of (i) 3,306,571 shares of our common stock at a purchase price of $21.17 per share and (ii) pre-funded warrants to purchase 1,417,107 shares of our common stock at a purchase price of $21.1699 per pre-funded warrant, which represents the per share purchase price less the $0.0001 per share exercise price of each pre-funded warrant. The transaction closed on February 6, 2026 and resulted in aggregate gross proceeds of approximately $100.0 million, consisting of approximately $70.0 million from the sale of common stock and approximately $30.0 million from the sale of pre-funded warrants. Net proceeds were approximately $93.7 million, after deducting financial advisory fees and other financing costs of approximately $6.3 million. The pre-funded warrants are exercisable at any time for $0.0001 per share, have no expiration date, and are classified in permanent equity. In connection with the private placement, we entered into a registration rights agreement with the investors pursuant to which we filed a registration statement on Form S-1 (File No. 333-294900) on April 6, 2026 (the “S-1 Registration Statement”), which was declared effective by the SEC on April 14, 2026.

In July 2026, we completed a private placement pursuant to which we issued and sold to certain investors an aggregate of (i) 3,577,560 shares of our common stock, par value $0.0001 per share, at a purchase price of $34.94 per share and (ii) pre-funded warrants to purchase up to 715,513 shares of our common stock at a purchase price of $34.9399 per pre-funded warrant, which represents the share price less the $0.0001 per share exercise price of each pre-funded warrant. The transaction closed on July

30, 2026 and resulted in aggregate gross proceeds of $150.0 million, consisting of approximately $125.0 million from the sale of common stock and approximately $25.0 million from the sale of pre-funded warrants. Net proceeds were approximately $140.9 million, after deducting financial advisory fees and other financing costs of approximately $9.1 million. The pre-funded warrants are exercisable at any time for $0.0001 per share, have no expiration date, and are classified in permanent equity. In connection with the July private placement, we filed a registration statement on Form S-3ASR (File No. 333-299235) on October 1, 2026 (the “S-3 Registration Statement”), which became automatically effective upon filing. The S-3 Registration Statement also registered any and all unsold or unissued shares of common stock by the selling stockholders under the S-1 Registration Statement. Upon the effectiveness of the S-3 Registration Statement, we filed a post-effective amendment and terminated any and all offerings of our securities pursuant to the S-1 Registration Statement.

On October 1, 2026, we entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) with respect to an “at-the-market” offering program, pursuant to which we may issue and sell, from time to time, shares of our common stock, par value $0.0001 per share. The issuance and sale, if any, of shares of our common stock under the Sales Agreement will be effected pursuant to the S-3 Registration Statement, which automatically became effective upon filing with the SEC on October 1, 2026. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $200.0 million from time to time through TD Cowen.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. As we progress through the phases of development of LB-102 and any of our future product candidates, we anticipate that we will incur increasing losses in future quarters and years compared to historical periods.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2026 and 2025 (in thousands):

	(Unaudited) Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(125,211)	$(17,105)
Net cash used in investing activities	(144,597)	(39,847)
Net cash provided by financing activities	234,728	303,732
Net (decrease) increase in cash, cash equivalents and restricted cash	$(35,080)	$246,780

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2026 was $125.2 million, consisting of net loss of $129.7 million adjusted for non-cash items, including a $11.1 million charge for stock-based compensation expense, $0.8 million change in the fair value of the warrant liabilities, and $0.3 million in depreciation expense, partially offset by $0.4 million accretion of discounts on investments, net. Additionally, we had outflows of $7.5 million due to a change in our net operating assets and liabilities for the nine months ended September 30, 2026, including a $29.6 million increase in prepaid expenses and other current assets primarily related to deposits made to our CRO for clinical trial expenses, partially offset by a $22.0 million increase in accounts payable and accrued expenses primarily related to timing of payments and clinical trial expenses.

Cash used in operating activities for the nine months ended September 30, 2025 was $17.1 million, consisting of net loss of $13.7 million adjusted for non-cash items, including a $1.9 million charge for stock-based compensation expense and $0.1 million in noncash lease expense partially offset by change in the fair value of the warrant liabilities of $1.6 million. Additionally, we had outflows of $4.1 million due to a change in our net operating assets and liabilities from the year ended December 31, 2024, including a $2.9 million decrease in accounts payable and accrued expense primarily related to timing of payments and clinical trial expenses, and a $1.0 million increase in prepaid expenses primarily related to payments for public company director and officers insurance.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2026 was $144.6 million primarily related to $166.1 million for the purchase of short-term investments to invest our excess cash and $0.5 million for purchases of property and equipment primarily related to our office expansion, partially offset by $22.0 million in proceeds from the sales and maturities of short-term investments.

Cash used in investing activities for the nine months ended September 30, 2025 was $39.8 million primarily related to $44.8 million for the purchase of short-term investments to invest our excess cash, partially offset by $5.0 million in proceeds from the sale and maturities of short-term investments.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026 was approximately $234.7 million primarily related to the net proceeds from the private placements in February 2026 and July 2026.

Cash provided by financing activities for the nine months ended September 30, 2025 was $303.7 million primarily related to the proceeds from the IPO, net of issuance costs.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, as we continue to advance LB-102 through clinical trials, scale the organization in preparation for a commercial launch of LB-102, if approved, as well as additional costs associated with operating as a public company.

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $403.8 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements beyond the second quarter of 2029.

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

Contractual Obligations and Commitments

Leases

In May 2024, we entered into a new lease agreement for office space in New York, New York totaling approximately 8,900 square feet. The term of this lease commenced on June 21, 2024, which is the date we took control over the leased premises. The lease term continues through March 2032. In November 2025, we entered into an amendment to the lease agreement providing for the lease of approximately 4,600 square feet of additional office space. We determined the amendment for additional space should be treated as a separate lease. See Note 11 Commitments and Contingencies to our unaudited condensed financial statements for more information regarding such leases.

Funding Commitments

We contract in the normal course of business with CROs, CDMOs, and other third parties for clinical trials, preclinical research studies, and testing and manufacturing services. These contracts are generally cancelable by us upon prior written notice. Payments due upon cancellation consist primarily of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation, and may also include termination penalties.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act and the material weaknesses previously identified and further discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no other changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date. As a result, we are not profitable, have incurred substantial losses in each period since our inception, and we expect to incur significant losses for the foreseeable future. For the three and nine months ended September 30, 2026, our net loss was approximately $59.1 million and $129.7 million, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $259.3 million. Substantially all of our losses have resulted from expenses incurred in connection with the development of our pipeline, research and development, clinical trial costs, and from general and administrative costs associated with our operations. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2026, we had $403.8 million of cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will, in any event, require additional capital in order to complete clinical development of our current program. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidate are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:

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

As of September 30, 2026, we had 62 employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial, and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidate enters and advances through clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems and procedures, which may lead to significant costs and may divert management attention. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

As of September 30, 2026, although we made significant improvement throughout the year and continue to onboard new resources, we have had limited accounting personnel and other resources with which to address our internal control over financial reporting. In connection with the preparation of our audited financial statements for the year ended December 31, 2025 and our unaudited condensed financial statements for the nine months ended September 30, 2026, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Further, the current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct- to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (“GUARD”) Model for certain Medicare Part D drugs. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Based on the beneficial ownership of our common stock as of September 30, 2026, our directors and executive officers, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our outstanding common stock. These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We have incurred significant losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2025, we had federal net operating loss, or NOL, carryforwards of $70.3 million and state gross NOL carryforwards of $41.7 million. Under the Internal Revenue Code of 1986, as amended, or the Code, federal NOL carryforwards arising in taxable years beginning before January 1, 2018, are permitted to be carried forward for only 20 years, and federal NOL carryforwards arising in taxable years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is generally limited to no more than 80% of current year taxable income (with certain adjustments in such year). Certain federal NOL carryforwards, if not utilized, will begin to expire in 2036. Certain state NOL carryforwards are expected to begin to expire in 2036, although not all states conform to the federal NOL carryforward period. As of December 31, 2025, we had federal research and development credits of approximately $4.9 million. Certain federal research and development credits, if not utilized, will expire between 2036 through 2045. Certain of these NOL carryforwards and research and development credits could expire unused and be unavailable to offset future income tax liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2026, that were not registered under the Securities Act.

(a) Unregistered Sales of Equity Securities

On July 10, 2026, we granted to one employee an option to purchase an aggregate of 75,000 shares of our common stock. This option was made as an inducement material to such individual’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).

During the three months ended September 30, 2026, warrants covering 10,511 shares were exercised for cash and no warrants were exercised on a cashless basis.

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

For additional information regarding the inducement awards, see Note 9 Stock-Based Compensation to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(b) Use of Proceeds From Initial Public Offering

On September 10, 2025, our registration statement on Form S‑1 was declared effective by the SEC for our IPO. At the closing of our IPO on September 12, 2025, we sold 21,850,000 shares of common stock, which included the exercise in full by Leerink Partners LLC, Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated of their over-allotment option to purchase 2,850,000 additional shares, at an initial public offering price of $15.00 per share and received gross proceeds of $327.8 million, which resulted in aggregate net proceeds to us of approximately $302.3 million, after deducting underwriting discounts, commissions and offering‑related transaction costs. There has been no material change in the planned use of proceeds from that described in the final prospectus for our IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Robert Ruffolo, Independent Director	Adopt	September 1, 2026	X		18,855	—	November 30, 2027

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42831	3.1	September 12, 2025
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-289812	3.4	August 22, 2025
10.1	Form of Securities Purchase Agreement	8-K	001-42831	10.1	July 29, 2026
10.2	Form of Registration Rights Agreement	8-K	001-42831	10.2	July 29, 2026
10.3*	Employment Agreement, dated July 29, 2026, by and between the Company and Susan G. Kozauer, M.D.
10.4*	Employment Agreement, dated August 14, 2026, by and between the Company and Joseph M. Miller
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated July 22, 2026	8-K	001-42831	99.1	July 22, 2026
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

LB Pharmaceuticals Inc

Date: November 5, 2026	By:	/s/ Heather Turner
Heather Turner
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Joseph M. Miller
Joseph M. Miller
Chief Financial Officer
(Principal Financial and Accounting Officer)